Form 10-K
period 1993-12-31
AMETEK INC
filed 1994-03-25
CIK 6082

                              [CONFORMED COPY]

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                            ---------------------

(Mark One)

  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

                        COMMISSION FILE NUMBER 1-168

                            ---------------------

                                  AMETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               13-4923320
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       STATION SQUARE, PAOLI, PA                         19301
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 610-647-2121

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------

      COMMON STOCK, $1.00 PAR VALUE             NEW YORK STOCK EXCHANGE
                (VOTING)                         PACIFIC STOCK EXCHANGE
      9 3/4% SENIOR NOTES DUE 2004              NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.YES X NO
                                            -----  -----
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1994, was $516,717,703.

  The number of shares of common stock outstanding as of March 4, 1994, was 43,639,645.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders on April 26, 1994.

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  AMETEK, Inc. ("Ametek" or the "Company") was incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. and maintains its principal executive offices at Station Square, Paoli, Pennsylvania 19301.

  Ametek is an international manufacturer of high quality, engineered products for industrial and commercial markets. The Company has a significant market share for many of its products and a leading market share in electric motors for vacuum cleaners and other floor care products, the Company's most significant business. Many of the Company's products have a technological component and are engineered to customer specifications. The Company's products are produced and sold worldwide through the Company's Electro-mechanical, Precision Instruments and Industrial Materials Groups. The Company's business has grown over the years through a combination of acquisitions and internal growth into a diversified manufacturing company serving a wide range of markets. The Company has concentrated on identifying, developing and marketing high quality, technology-based products which hold, or have the potential for gaining, a significant share of one or more niche markets.

  In November 1993, the Company completed a broad strategic review and announced a plan intended to enhance shareholder value over the long term. From an operational point of view, the Company will seek to increase the profitability of its existing businesses through (i) growth and reinvestment, particularly in its electro-mechanical, specialty metal and water filtration operations, (ii) continued emphasis on controlling costs and (iii) an increased focus on foreign sales, especially in the Pacific Rim and Europe, through a combination of direct selling efforts and joint ventures. The Company also intends to pursue strategic acquisitions on a selective basis. In addition, the Company intends to continue its policy of reviewing, from time to time, possible divestitures of existing businesses.

  From a financial point of view, the Company's plan, which takes advantage of the Company's historically strong cash flow, involves repurchasing outstanding shares of its common stock for an aggregate purchase price of up to $150 million and refinancing existing debt with the net proceeds from the March 1994 sale of $150 million principal amount of 9 3/4% senior notes, borrowings under a new bank credit agreement, and available cash. The resulting increased leverage will reduce the Company's financial and operating flexibility. Accordingly, the plan also called for a reduction in the quarterly per share dividend rate on the Company's common stock from $.17 to $.06, beginning with the dividend payable on December 24, 1993, and a decrease in the Company's leverage over time.

  The Company also recorded certain after tax charges against earnings of $28.6 million during the fourth quarter of 1993, resulting in aggregate charges of $33.5 million for the year. A substantial portion of these charges relates to the restructuring of several businesses and the remainder reflects asset write-downs and other unusual charges against income. The restructuring charges primarily result from actions taken or planned due to the unwillingness of the union at a Precision Instruments facility in Sellersville, Pennsylvania to agree on wage and work rule concessions requested by the Company necessary to make such operation competitive. These actions include relocating, outsourcing and downsizing various manufacturing functions at this facility. The Company will also record an extraordinary after tax charge of approximately $13 million, (estimated as of December 31, 1993), in the first quarter of 1994, subject to an interest rate adjustment, for the early retirement of existing debt after completion of the sale of the senior notes and the application of the proceeds thereof.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

  Business segment and geographic information is set forth on pages 31 through 33 of this report.

  In response to increasing globalization of the world economy and perceived opportunities for growth, the Company has expanded its foreign sales and operations over the past several years. This expansion has resulted from a combination of increasing export sales of products manufactured in the United States and overseas acquisitions and strategic alliances.

  The Company's strategy for growth in global markets is driven by requirements for global cost-competitiveness and especially by economic growth in the Pacific Rim. Ametek Singapore Private, Ltd. was established as a regional headquarters to enable the Company to secure more favorable supply arrangements and to expand its product sales throughout the Pacific Rim.

  International operations of the Company are subject to certain risks which are inherent in conducting business outside the United States, such as fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

  The Company classifies its operations into three principal business segments. A description of the products and services offered by the Company by segment is set forth below:

ELECTRO-MECHANICAL GROUP

  The Company's Electro-mechanical Group ("EMG") is a major supplier of fractional horsepower electric motors and blowers for vacuum cleaners and other floor care products. EMG also manufactures electric motors and blowers for furnaces, lawn tools, photocopiers, computer equipment and other applications.

  Through its six plants in the United States, three in Italy and one in Mexico, EMG produced approximately 18 million motors in 1993 and approximately 20 million motors in 1992. Each of these facilities is equipped with efficient state-of-the-art production lines designed to maximize manufacturing flexibility. Because of its high production volume, flexible manufacturing capability and technological know-how, EMG offers its customers cost competitive and custom designed products on a timely basis.

 Floor Care Products

  EMG participates in the production of motors and blowers for the full range of floor care products from the hand held, canister, upright and central vacuums for household use to the more sophisticated vacuum products for commercial and industrial applications.

  In recent years, EMG has expanded its sales in the floor care industry by marketing its motors to vertically integrated vacuum cleaner manufacturers who elect to curtail or discontinue their own motor production and instead use EMG's motors. By using EMG's motors, vacuum cleaner manufacturers are able to reduce the substantial capital expenditures they would otherwise have to make to maintain their own motor production, with frequent design changes, at acceptable levels.

  EMG's floor care product development activities have recently focused on improving motor-blower cost-performance through advances in power, efficiency and quieter operation. EMG has recently developed a 1200 watt brushless motor blower for high-end floor care applications in commercial vacuum cleaners and central vacuum systems, as well as a new low cost motor designed for export markets with price-sensitive, high volume vacuum applications.

  EMG currently maintains a significant position in the European market for floor care products based on exports from the United States and production from its Italian operations. Two of EMG's plants in Italy are dedicated to producing electric motors for vacuum cleaner manufacturers throughout Western Europe and, to a more limited extent, Eastern Europe. These motors are similar to those produced in the United States.

  Consistent with its strategy for long term growth, EMG is in the process of increasing its unit production capacity for floor care products by approximately 50%, primarily to meet anticipated growth in customer demand for smaller size motors over the next several years. This is being accomplished primarily by adding new production lines at the existing Graham, North Carolina facility.

 Technical Motor Products

  In order to make greater use of its technological expertise developed in the floor care products area, EMG recently formed its Technical Motor Division to consolidate and expand its production of motors and blowers used in certain non-floor care applications, particularly in the market for brushless motor technology where EMG is seeking to establish a significant position.

  EMG's technical motor products include motors for furnaces, lawn tools, photocopiers, computer equipment, other business machines, medical equipment and evaporative cooling equipment. Its brushless motors, which are free of static charges, are becoming increasingly popular in medical and other applications where flammability is a concern. Recent product developments in this area include the use of EMG's brushless motors in systems designed to assist patients with sleep-breathing disorders, systems which help bedridden patients avoid bedsores and systems to recover gasoline fumes at automotive refueling stations.

  In addition, EMG will begin producing induction motors, which were previously purchased by EMG, for use in conjunction with its blower products. The ability to produce its own induction motors offers EMG new opportunities in the high efficiency furnace, water heating and induction motor pump markets.

  In 1993, EMG dedicated one of its Italian plants to the manufacture of technical motor products. Through the Company's Singapore sales subsidiary and its Shanghai office, EMG is seeking to build a presence in the Pacific Rim. Consistent with its strategy for long term growth, EMG has recently increased its unit production capacity for technical motor products by approximately 25% to meet anticipated growth in customer demand for the next several years by commencing production at its new Rock Creek, North Carolina plant.

 Customers

  Although EMG is not dependent on any single customer such that its loss would have a material adverse effect on its operations, approximately 26% of EMG's sales for 1993 were made to its five largest customers.

PRECISION INSTRUMENTS GROUP

  The Precision Instruments Group ("PI") serves a diverse group of markets, the largest of which are the aerospace, pressure gauge, process and refining and heavy-duty truck markets. PI produces cockpit instruments, process monitoring and display systems, process control gas and liquid analyzers, moisture and emissions monitoring systems, force and speed measuring instruments, air and noise monitors, pressure and temperature calibrators, pressure gauges and automotive products.

 Aerospace Products

  PI designs and manufactures cockpit instruments/displays, engine sensors and monitoring systems, fuel/liquid quantity measurement devices and electrical/thermocouple cables for aircraft and aircraft engines. These products record, process and display information for use by flight and ground crews. PI serves all segments of the commercial aerospace industry, including business and commuter aircraft and the commercial airlines, as well as the defense industry. PI's products are also marketed as spares. PI's products are designed to customer specifications and must be certified as meeting stringent operational and reliability requirements.

  PI's strategy in aerospace products is to operate in niche categories where it has a technological or cost advantage. PI believes that its extensive experience and technological expertise in the aerospace field, together with its long-standing relationships with several leading international manufacturers of commercial aircraft, provide it with a competitive advantage. PI was recently selected by Boeing to supply an engine vibration monitoring system for Boeing's new 777 model. Variations of this product will be marketed to other aircraft manufacturers. In addition, PI's strategic effort to expand its product line has recently yielded new orders for an advanced aircraft engine sensor, an advanced cockpit display system featuring active matrix liquid crystal display and a business jet fuel quantity system. In early 1993, PI acquired certain assets of Revere Aerospace Inc., which added a high-performance electrical and optical interconnecting cable business as a complement to its existing product lines.

  As a result of the overall weakness in the aerospace industry, PI sales to the military and commercial OEM aircraft markets declined significantly in 1993 and 1992. In addition, PI's sales of aerospace products for use as spares were reduced significantly as airlines lowered spare parts inventories and utilized excess equipment from surplus aircraft. In response to these conditions, PI embarked on an aggressive program to reduce costs through significant consolidation and downsizing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" on page 11 of this report.

 Industrial Process Control and Pressure Gauge Products

  PI serves the process industry by designing and manufacturing process control products, including gas and liquid analyzers, emission monitors, process annunciators and control room graphic displays. PI serves numerous segments of the process industry, including refining and petrochemical processing and power and steel plants. PI also produces a wide variety of pressure gauge products for numerous industrial and commercial uses.

  In recent years, domestic market conditions have been, and continue to be, soft due primarily to adverse conditions in the refining and petrochemical industry. These conditions have been affected by environmental regulations which have severely reduced new refinery and petrochemical plant construction and refinery and petrochemical operating rates in the United States.

  PI's business strategy is to concentrate on new markets where it has a technological or cost advantage. PI develops or customizes products around core technologies to meet customer requirements. For example, PI's oxygen and combustion analyzers have a leading market position and are designed to meet customer specific applications. PI has also recently succeeded in marketing one of its aerospace based products, thermocouples, for use with land gas turbines.

  Pressure gauges are produced by PI's U.S. Gauge Division, a leader in the North American pressure gauge market. Pressure gauges are used in a wide variety of industrial and manufacturing processes. The general pressure gauge market has been adversely affected by poor domestic economic conditions and competition from low cost offshore producers. PI has responded to these market conditions by reducing costs and refocusing its domestic manufacturing to concentrate on higher priced pressure gauge applications. In addition, through a distributorship relationship with a Taiwanese company, PI is currently distributing in the United States low cost pressure gauges manufactured in the People's Republic of China, a product segment in which PI is not currently competitive.

 Automotive Products

  PI is the leading domestic producer and supplier of electronic instrument panels and instruments to the heavy truck market and is currently expanding into the agricultural and construction vehicle markets. In recent years, the heavy truck market has been strong. Domestic truck manufacturers have faced a growing demand for more fuel efficient trucks that satisfy applicable air pollution guidelines. PI has participated in this market by working closely with several manufacturers to develop solid state instruments to monitor engine efficiency and emissions. PI's strategy is to expand this product line into construction and agricultural equipment and into international markets with products similar to those currently produced for United States manufacturers.

 Customers

  Although the Precision Instruments Group is not dependent on any single customer such that its loss would have a material adverse effect on its operations, approximately 29% of its 1993 sales were made to its five largest customers.

INDUSTRIAL MATERIALS GROUP

  The Industrial Materials Group ("IMG") manufactures the following principal products: water filtration products, high-purity engineered metals, high-temperature fabrics, compounded plastics and plastic packaging materials. Each of IMG's five businesses is technology-based, stressing mechanical, metallurgical or plastic processing skills. IMG consists of five divisions:
Plymouth Products, (including AMETEK Filters Ltd., a U.K. subsidiary), Specialty Metal Products, Haveg, Microfoam and Westchester Plastics.

  IMG's strategic focus is to target niche markets by differentiating its products on the basis of quality, price and/or services and to pursue new product development by exploiting proprietary technologies and specialized manufacturing processes.

  The Plymouth Products Division (including AMETEK Filters Ltd.) produces water filtration products for residential, commercial and industrial uses in the United States and 80 other countries. Plymouth Products sells its products in both the retail and wholesale markets. With its acquisition in late 1992 of the Kleen Plus (R) retail water filter line, Plymouth Products broadened its cartridge filter line so that it now offers complete water filtration systems, 25 special-purpose filter housings and 60 different replacement cartridges. Plymouth's filter cartridges and housings are used in such diverse applications as water filtration and food and beverage, cosmetics and chemical production. Plymouth's point-of-use drinking water filters are used for the removal of objectionable taste and odor, hazardous chemicals and heavy metals. In addition, Plymouth Products produces a faucet-mounted filter, as well as filters, housings and cartridges for use by plumbing professionals for residential and commercial customers. The Company has identified the water filtration market as a key opportunity for expansion and, accordingly, has commenced a $4 million plant expansion. This capacity increase is the fifth such expansion in the last 13 years.

  The Specialty Metal Products Division uses its powder metallurgy to produce strip and wire and uses its cladding technologies to make a variety of products with multiple metallurgical properties. Specialty Metal Products sells its products for use in the manufacture of appliances, electronic connectors, rechargeable batteries and TV cathode ray tubes. Its clad metals are used in gourmet cookware and chemical and pressure vessels, and its metal matrix composites are used for thermal management in high power electronic circuits.

  The Haveg Division manufactures products for high temperature applications and highly corrosive environments. Haveg's products are made of silicas, phenolic resins and Teflon (R) (a registered trademark of the DuPont Company). Haveg's silica yarn, which maintains strength and flexibility at high temperatures, is used for protective welding curtains, as a textile replacement for asbestos and as a laminate for printed circuit boards. Two other Haveg products are Flexsil (R), made from Haveg's woven Siltemp (R) fabric and used in foundries to filter molten metal as it is poured into casting molds, and Teflon (R) heat exchangers, used in a number of different industrial applications because of its chemically inert construction and high purity.

Additionally, Haveg produces storage tanks and pipes, made of phenolic resins, which are able to withstand highly corrosive environments.

  The Microfoam Division is the world's only producer of a very low density polypropylene foam used primarily for packaging items, such as furniture and agricultural products, that require cushioning, surface protection and insulation. CouchPouch (TM), one of Microfoam's products made from the division's MicroTuff (TM) composite material is stitched into various size bags large enough to protect furniture. Because they are made of pure polypropylene, the products are suitable for reuse and recycling.

  The Westchester Plastics Division is engaged in the toll processing and formulation of plastics compounds, including developing processing techniques that enhance such properties as fire retardance and adhesion. In addition, Westchester Plastics has state-of-the-art twin-screw extruder lines used to produce custom thermoplastics for a variety of industries.

 Customers

  Although IMG is not dependent on any single customer such that its loss would have a material adverse effect on its operations, approximately 13% of IMG's sales for 1993 were made to its five largest customers.

MARKETING

  Generally, the Company's marketing efforts are organized and carried out at the divisional level. However, a few functions are centralized at the corporate level for reasons of cost and efficiency.

  Given the basic similarity of its various products, its significant market share worldwide and the technical nature of its products, EMG conducts most of its domestic and international marketing activities through its direct sales force. EMG makes limited use of sales agents in those foreign countries where its sales activity is relatively low.

  Because of their relatively diverse product lines, both PI and IMG make significant use of distributors and sales agents in the marketing efforts of most of their divisions. With its specialized customer base of aircraft manufacturers and airlines, PI's aerospace division relies primarily on its direct selling efforts.

COMPETITION

  Generally, most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are price, product features, distribution, quality and service.

  The primary competition in the United States in the floor care market is from a few competitors, each of which has a smaller market share but is part of a company which is larger and has greater resources than Ametek. Additional competition could come from vertically integrated manufacturers of floor care products which produce their own motors and blowers. In Europe, competition is from a small group of very large competitors and numerous small competitors.

  In the markets served by the Precision Instruments Group, the Company believes that it is one of the world's largest pressure gauge manufacturers and a leading producer of annunciator systems. The Company also ranks among the top ten producers of certain measuring and control instruments in the United States. It is one of the leading instrument and sensor suppliers, with a broad product offering in both the military and commercial aviation industries. As a result of the continuing decline in demand for aircraft instruments and engine sensors due to the consolidation and deregulation of the airline industry and reduced military spending, competition is strong and is expected to intensify with respect to certain of the products in the aerospace markets. In the pressure gauge and automotive markets served by PI, there are a limited number of companies competing on price and technology. With respect to process measurement and control niche markets, there are numerous competitors in each niche competing, for the most part, on the basis of product quality and innovation.

  Many of the products sold by the Industrial Materials Group are made by few competitors and competition is mainly from producers of substitute materials. The Company's Westchester Plastics division is one of the nation's largest independent plastics compounders. In this market, the Company's competition is from other independent toll compounders and those customers which have similar in-house compounding capabilities. Plymouth Products is one of the major suppliers of household water filtration systems, a market in which it has numerous competitors. In the industrial and commercial filtration markets which Plymouth Products serves, it does not have a major market share and faces competition from numerous sources.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

  The Company's approximate backlog of unfilled orders at the dates specified by business segment was as follows:

                                                            DECEMBER 31,
                                                        --------------------
                                                         1993   1992   1991
                                                        ------ ------ ------
                                                             (IN MILLIONS)
     Electro-mechanical................................ $ 66.0 $ 80.8 $ 79.8
     Precision Instruments.............................  121.8  137.3  170.8
     Industrial Materials..............................   24.8   22.8   24.4
                                                        ------ ------ ------
         Total......................................... $212.6 $240.9 $275.0
                                                        ====== ====== ======

  Of the total backlog of unfilled orders at December 31, 1993, approximately 88% is expected to be shipped by December 31, 1994.

  The Company believes that neither its business as a whole nor any of its business segments is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

RAW MATERIALS

  The Company's business segments obtain raw materials and supplies from a variety of sources, generally from more than one supplier. However, in the Industrial Materials segment, certain items are only available from a limited number of suppliers. The Company believes that its sources and supply of raw materials are adequate for its needs.

RESEARCH AND DEVELOPMENT

  Notwithstanding the recent economic recession, the Company continues to be committed to appropriate research and development activities designed to identify and develop potential new and improved products. Company-funded research and development costs during the past three years were: 1993--$15.1 million, 1992--$14.7 million, and 1991--$12.1 million. Research activities are conducted by the various businesses of the Company in the areas in which they operate.

ENVIRONMENTAL COMPLIANCE

  Information with respect to environmental compliance by the Company is set forth in Part II of this report on page 16 in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

PATENTS, LICENSES AND TRADEMARKS

  The Company owns numerous unexpired United States patents, United States design patents and foreign patents, including counterparts of its more important United States patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types and its products are marketed under various registered United States and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential to its business as a whole, or to any of its business segments. The annual royalties received or paid under license agreements are not significant to any single business segment or to the Company's overall operations.

EMPLOYEES

  At December 31, 1993, the Company employed approximately 6,000 individuals, of whom approximately 2,400 are covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in any of its business segments. Customers generally are billed at normal trade terms with no extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and responsive to normal delivery requirements of customers.

ITEM 2. PROPERTIES

  The Company has 32 plant facilities in 12 states and five foreign countries. Of these facilities, 26 are owned by the Company and six are leased. The properties owned by the Company consist of approximately 441 acres in total, of which approximately 3,447,000 square feet are under roof. Under lease is a total of approximately 413,000 square feet. The leases expire over a range of years from 1994 to 1999 with renewal options for varying terms contained in most of the leases. The Company also has an idle facility and certain parcels of land available for sale. The Company's executive offices in Paoli, Pennsylvania occupy approximately 32,000 square feet under a lease which will expire in 1997. Additional offices of the Company in New York City occupy approximately 4,000 square feet under a lease which will expire in 1996.

  The Company's machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                               NUMBER OF FACILITIES     SQUARE FEET UNDER ROOF
                               ----------------------   ------------------------
                                 OWNED       LEASED        OWNED       LEASED
                               ----------  ----------   ------------ -----------
     Electro-mechanical.......           9           1     1,143,000     66,000
     Precision Instruments....           8           5       856,000    347,000
     Industrial Materials.....           9           -     1,448,000        --
                                ----------  ----------  ------------ ----------
         Total................          26           6     3,447,000    413,000
                                ==========  ==========  ============ ==========

ITEM 3. LEGAL PROCEEDINGS.

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of its fiscal year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  Officers are appointed by the Board of Directors to serve for the ensuing year and until their successors have been elected and qualified. Information on executive officers of the Company is shown below:

           NAME            AGE         PRESENT POSITION WITH THE COMPANY
           ----            ---         ---------------------------------
Walter E. Blankley........  58 Chairman of the Board and Chief Executive Officer
Roger K. Derr*............  62 Executive Vice President--Chief Operating Officer
Allan Kornfeld*...........  56 Executive Vice President--Chief Financial Officer
Murray A. Luftglass.......  62 Senior Vice President--Corporate Development
Peter A. Guercio*.........  65 Group Vice President
Frank S. Hermance*........  45 Group Vice President
George E. Marsinek*.......  56 Group Vice President
John J. Molinelli.........  47 Vice President and Comptroller
Deirdre D. Saunders.......  46 Treasurer and Assistant Secretary
Robert W. Yannarell.......  60 Secretary

- - - --------
* Office of the President, formed March 1993.

  WALTER E. BLANKLEY has been Chairman of the Board since April 1993. He was elected a Director and the President and Chief Executive Officer of the Company in April 1990. Mr. Blankley had served as a Senior Vice President since 1982.

  ROGER K. DERR has been Executive Vice President--Chief Operating Officer since April 1990. He had served as a Senior Vice President of Ametek since 1982.

  ALLAN KORNFELD has been Executive Vice President--Chief Financial Officer since April 1990. He has been Chief Financial Officer of Ametek since April 1986. Mr. Kornfeld was elected a Senior Vice President in 1984.

  MURRAY A. LUFTGLASS has been Senior Vice President--Corporate Development since May 1984.

  PETER A. GUERCIO has been a Group Vice President since April 1990. He was elected a Vice President of Ametek in 1989.

  FRANK S. HERMANCE joined the Company as a Group Vice President in November 1990. Previously he was General Manager of several instruments divisions of Tektronix, Inc.

  GEORGE E. MARSINEK has been a Group Vice President since April 1990. He was elected a Vice President in 1988.

  JOHN J. MOLINELLI has served as a Vice President and Comptroller of Ametek since April 1993. He was elected Comptroller in 1991 and General Auditor in 1989.

  DEIRDRE D. SAUNDERS has served as Treasurer and Assistant Secretary since April 1993. Ms. Saunders joined Ametek in 1987 as Assistant Treasurer.

  ROBERT W. YANNARELL has served as Secretary of the Company since April 1993. He was elected Treasurer and Assistant Secretary in 1987.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Stock Exchange. On March 4, 1994, there were approximately 6,400 record holders of the Company's common stock.

  The market price and dividend information with respect to the Company's common stock are set forth on page 33 of this report in the section of the Notes to Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)". Future dividend payments by the Company will be dependent upon future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA.

                                     1993      1992      1991    1990    1989
                                    ------    ------    ------  ------  ------
                                         (DOLLARS AND SHARES IN MILLIONS,
                                             EXCEPT PER SHARE AMOUNTS)
CONDENSED CONSOLIDATED STATEMENT
 OF INCOME
 (Years ended December 31)
Net sales.........................  $732.2    $769.6    $715.1  $660.7  $587.8
Costs and expenses(1).............   732.1     690.5     648.8   592.3   527.6
                                    ------    ------    ------  ------  ------
Operating income..................     0.1      79.1      66.3    68.4    60.2
Other (expense) income--net(1)....   (11.3)    (12.4)    (13.9)  (11.7)    0.5
                                    ------    ------    ------  ------  ------
Income (loss) before income taxes.   (11.2)     66.7      52.4    56.7    60.7
Provision for (benefit from)
 income taxes.....................    (3.9)     22.3      14.4    19.4    22.4
                                    ------    ------    ------  ------  ------
Net income (loss)(1)..............  $ (7.3)   $ 44.4    $ 38.0  $ 37.3  $ 38.3
                                    ======    ======    ======  ======  ======
Earnings (loss) per share(1)......  $(0.17)   $ 1.01    $ 0.87  $ 0.85  $ 0.87
                                    ======    ======    ======  ======  ======
Dividends declared and paid per
 share............................  $ 0.57    $ 0.68    $ 0.66  $ 0.64  $ 0.62
                                    ======    ======    ======  ======  ======

CONSOLIDATED FINANCIAL POSITION
 (At December 31)
Working capital...................  $134.2    $190.2(2) $181.4  $184.4  $215.1
Total assets......................  $562.7    $603.1(2) $612.5  $615.2  $563.3
Long-term debt (including current
 portion).........................  $187.0    $206.9    $220.9  $242.5  $226.1
Stockholders' equity..............  $165.3    $210.3    $211.5  $199.4  $194.9
Number of shares outstanding......    43.6      44.2      44.0    43.7    44.3

ADDITIONAL FINANCIAL DATA
Capital expenditures..............  $ 38.3    $ 24.0    $ 18.8  $ 35.7  $ 25.7
Depreciation and amortization.....  $ 35.9    $ 37.3    $ 36.5  $ 33.5  $ 25.3
Research and development expenses.  $ 15.1    $ 14.7    $ 12.1  $ 11.1  $ 17.6
Ratio of earnings to fixed
 charges..........................     -- (3)    4.0x      3.2x    3.3x    4.5x
EBITDA(4).........................  $ 92.4    $117.6    $103.5  $100.7  $ 91.2
Ratio of EBITDA to interest
 expense(4).......................     5.2x      5.9x      4.7x    4.8x    5.9x
Ratio of debt to EBITDA(4)........     2.0x      1.8x      2.1x    2.5x    2.5x

- - - --------
(1) Amounts in 1993 include pre-tax charges totaling $54.9 million ($33.5 million after tax, or $.77 per share) for restructuring and other unusual items. These charges were for costs related to work force reductions, asset write-downs, relocation and consolidation of certain product lines and operations, and for other unusual items.
(2) Restated to conform to 1993 presentation.
(3) Earnings were insufficient to cover fixed charges by approximately $12.2 million in 1993.
(4) EBITDA represents income before interest, amortization of deferred financing costs, taxes, depreciation and amortization, and 1993 restructuring and other unusual charges. EBITDA is presented as additional information as to the Company's ability to service its debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 17 of this report.

RECENT DEVELOPMENTS

  Weakened market conditions in some of the markets in which the Company operates, particularly in the aerospace and process industries, have resulted in recent declines in sales and income.

  In November 1993, the Company completed a broad strategic review and announced a plan intended to enhance shareholder value over the long term. From an operational point of view, the Company will seek to increase the profitability of its existing businesses through (i) growth and reinvestment, particularly in its electro-mechanical, specialty metal and water filtration operations, (ii) continued emphasis on controlling costs and (iii) an increased focus on foreign sales, especially in the Pacific Rim and Europe, through a combination of direct selling efforts and joint ventures. The Company also intends to pursue strategic acquisitions on a selective basis.

  From a financial point of view, the Company's plan, which takes advantage of the Company's historically strong cash flow, involves repurchasing outstanding shares of its common stock for an aggregate purchase price of up to $150 million and refinancing existing debt with the net proceeds from the March 1994 $150 million public offering of 9 3/4% senior debt securities, borrowings under a new bank credit agreement, and available cash. The resulting increased leverage will reduce the Company's financial and operating flexibility. Accordingly, the plan also called for a reduction in the quarterly per share dividend rate on the Company's Common Stock from $.17 to $.06 beginning with the dividend which was payable on December 24, 1993, and a decrease in the Company's leverage over time.

BUSINESS RESTRUCTURING AND OTHER UNUSUAL CHARGES

  In 1993, the Company recorded pre-tax charges of $54.9 million ($33.5 million after tax, or $.77 per share) for costs associated with resizing and restructuring several of its businesses and other unusual expenses. Of the $54.9 million total charge, $46.9 million ($28.6 million after tax, or $.66 per share), was recorded in the fourth quarter of 1993. The total charges, on a pre-tax basis, were for (1) work force reductions, both planned and those which occurred in 1993 (including certain pension-related costs) ($21.4 million); (2) asset write-downs ($15.0 million); (3) the relocation of certain product lines from a Precision Instruments facility in Sellersville, Pennsylvania and the overall consolidation of the Company's aerospace operations ($14.2 million); and (4) other unusual expenses ($4.3 million). The charges for resizing and restructuring are primarily related to the Company's Sellersville operations and result from actions taken or planned due to the unwillingness of the union at such facility to agree on wage and work rule concessions requested by the Company necessary to make that operation competitive. Also, the Company has reached an agreement regarding the prepayment premiums to be paid for early retirement of existing debt and will record an extraordinary charge, (estimated as of December 31, 1993), of approximately $13 million (after tax), subject to an interest rate adjustment, in the first quarter of 1994 after completion of the sale of the senior public notes and the retirement of existing debt.

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

 Results of Operations

  Sales for 1993 were $732.2 million, a decrease of $37.4 million or 4.9% from 1992. The sales decrease was attributable to reduced domestic and European demand for electric motor products and the negative effect of translating sales of the Company's Italian operations from the weaker Italian lire to U.S. dollars. Sales by the Precision Instruments Group also declined as a result of continued poor market conditions for aerospace products and process and analytical instruments. A sales improvement was reported by the

Industrial Materials Group due to the strength of demand for liquid filtration products, specialty metal products and compounded plastics. Sales by all business segments to foreign markets totalled $202.9 million in 1993 compared to $233.7 million in 1992, a decrease of 13.2%. Export shipments from the United States in 1993 were $105.7 million, a decrease of 11.4% from 1992, primarily as a result of weak economic conditions in Europe.

  New orders during 1993 were approximately $703.9 million, a decrease of $31.6 million or 4.3% from 1992. The backlog of orders was $212.6 million at year-end, an 11.8% decrease from 1992, reflecting the lower level of business in the Electro-mechanical and Precision Instruments Groups.

  Business segment operating profit before restructuring and other unusual operating charges was $74.8 million in 1993, compared to $100.1 million in 1992, a decrease of 25.3%. Along with the reduction due to the lower sales volume, this decline reflects operating inefficiencies (primarily within the Electro-mechanical and the Precision Instruments Groups) and higher expenses caused by a plant start-up and plant rearrangements in the Electro-mechanical Group. In 1993, business segment results also reflect charges totalling $52.1 million for resizing and restructuring certain operations and other unusual expenses. After reflecting these charges, business segment operating profit for 1993 was $22.7 million.

  Corporate expenses (including unallocated administrative expenses, interest expense and net other income) were $33.9 million in 1993, substantially unchanged from $33.3 million in 1992.

  The effective rate of income tax benefit for 1993 of 34.5% reflects the new U.S. federal statutory income tax rate of 35% for all of 1993. The overall effective rate of the tax benefit was reduced somewhat by a tax provision on foreign pre-tax earnings.

  After-tax earnings for 1993, before restructuring and other unusual charges, were $26.2 million or $.60 per share. This compares to net income of $44.4 million or $1.01 per share earned in 1992. After restructuring and other unusual charges totalling $33.5 million (after tax), the Company reported a net loss of $7.3 million, or $.17 per share for 1993.

 Business Segment Results

                                                 YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1993         1992      1991
                                                --------     --------  --------
                                                      (IN THOUSANDS)
NET SALES (1):
 Electro-mechanical............................ $280,732     $309,556  $249,763
 Precision Instruments.........................  275,351      297,025   309,901
 Industrial Materials..........................  176,112      162,969   155,435
                                                --------     --------  --------
   Total net sales............................. $732,195     $769,550  $715,099
                                                ========     ========  ========
INCOME (LOSS):
 Electro-mechanical............................ $ 35,018     $ 49,912  $ 35,363
 Precision Instruments.........................  (30,643)(2)   28,045    32,914
 Industrial Materials..........................   18,284 (3)   22,096    20,332
                                                --------     --------  --------
   Total segment operating profit (4)..........   22,659      100,053    88,609
 Corporate and other expenses (5)..............  (33,856)     (33,334)  (36,231)
                                                --------     --------  --------
   Income (loss) before taxes.................. $(11,197)    $ 66,719  $ 52,378
                                                ========     ========  ========

- - - --------
(1) After elimination of intersegment sales, which are not significant in amount.
(2) Reflects charges of $47.8 million primarily for resizing and restructuring costs associated with planned work force reductions and those which occurred in 1993, asset write-downs, relocation of product lines and the overall consolidation of the Company's aerospace operations and other unusual charges.
(3) Reflects charge of $3.9 million primarily for asset write-downs.
(4) Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
(5) Includes unallocated administrative expenses, interest expense and net other income and, in 1993, $2.8 million of restructuring and other unusual charges.

  The Electro-mechanical Group's sales decreased $28.8 million or 9.3% to $280.7 million primarily because of Italian lire currency translation and because of reduced customer demand for domestically produced electric motor products during the year. Before currency translation, the Italian operations reported 2.6% higher sales over 1992. Operating profit of this group decreased 29.8% to $35.0 million due to lower sales volume, higher costs related to new product introductions, a plant start-up and plant rearrangements, less favorable product mix and negative foreign currency translation effects.

  Precision Instruments Group sales in 1993 were $275.4 million, a decrease of $21.7 million or 7.3% from 1992. The sales decline reflects the continuing weakness in demand for aircraft instruments and engine sensors from commercial airlines and poor conditions in the aerospace industry and in process control markets. The sales decline was partially offset by increased sales of truck instruments, flight reference systems and sales by a new business acquired in the first quarter of 1993. Operating profit of this group before restructuring and other unusual charges was $17.1 million in 1993 compared to $28.0 million in 1992, a $10.9 million or 39.0% decline. This decrease was due to the sales decline, production inefficiencies and changes in product mix. This group's profits were further reduced by restructuring and unusual operating charges of $47.8 million in 1993, of which $39.8 million was recorded in the fourth quarter, and resizing charges of $8 million which were recorded in the first nine months of the year. These charges were primarily for work force reductions planned or which occurred in 1993 (including certain pension-related costs), asset write-downs, product line relocations of certain gauge manufacturing operations, and consolidation of the Company's aerospace businesses. Most of these actions were necessary due to the unwillingness of the union at the Company's Sellersville facility to agree to wage and work rule concessions requested by the Company necessary to make that operation competitive. After restructuring and other unusual operating charges, this group reported an operating loss of $30.6 million for 1993.

  Industrial Materials Group sales in 1993 were $176.1 million, an increase of $13.1 million or 8.1% from 1992 largely due to increased sales of liquid filtration products, compounded plastics and specialty metal products. Group operating profit before restructuring and other unusual charges was $22.2 million, a slight improvement over operating profit of $22.1 million reported for 1992. An increase in profits by the Specialty Metal Products Division was substantially offset by lower profits from the other businesses in this group due to operating inefficiencies and changes in product mix at certain divisions. After fourth quarter 1993 restructuring and other unusual charges of $3.9 million, primarily for certain asset write-downs, the group operating profit was $18.3 million for 1993. In February 1994, a warehouse attached to a plant in this group collapsed under the weight of heavy snow. The plant has returned to full operation and the damages and related losses are covered by insurance.

YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

 Results of Operations

  For 1992, Ametek achieved record sales of $769.6 million, exceeding sales in 1991 by $54.5 million or 7.6%. The increase occurred primarily in the Electro-mechanical Group and was the result of increased worldwide demand for electric motors, the introduction of new products and increased market penetration. Sales were also enhanced by the acquisition of an electric motor business in the first quarter of 1992. A sales increase by the Industrial Materials Group was more than offset by lower sales by the Precision Instruments Group, which suffered from a sharp decline in demand for aircraft instruments and engine sensors in the commercial and military markets. Sales by all business segments to foreign markets totalled $233.7 million in 1992 compared to $211.8 million in 1991, an increase of 10.3%. Export sales from the United States totalled $119.3 million in 1992 compared to $111.6 million in 1991, a 6.9% increase.

  New orders during 1992 were approximately $735.5 million, an increase of $26.2 million, or 3.7% over 1991. The backlog of orders was approximately $240.9 million at year-end, a 12.4% decrease from the end of 1991, reflecting the lower level of business in the Precision Instruments Group.

  Business segment operating profit was $100.1 million in 1992, an increase of $11.5 million or 12.9% over last year's $88.6 million. The improved operating results for 1992 came mainly from the overall higher sales volume in the Electro-mechanical and Industrial Materials Groups and improved performance by the Company's three Italian motor divisions.

  Corporate expenses (including unallocated administrative expenses, interest expense and net other income) of $33.3 million in 1992 were $2.9 million lower than last year's $36.2 million, primarily due to lower interest expense resulting from the reduced level of debt.

  The effective tax rate for 1992 was 33.5% compared to 1991's rate of 27.5%. Both periods benefitted from favorable income tax adjustments. The 1992 rate reflects a net favorable settlement of certain tax years for United States operations, while the 1991 rate included the recognition of tax benefits from combining certain foreign operations.

  Net income was $44.4 million or $1.01 per share for 1992, compared to earnings of $38.0 million or $.87 per share for 1991.

  Net income for the fourth quarter of 1992 was $10.6 million, substantially unchanged from net income of $10.4 million in the fourth quarter of 1991, yielding earnings per share of $.24 for both periods. Lower 1992 fourth-quarter business segment operating profit in the Precision Instruments Group, and a higher effective corporate tax rate in 1992's fourth quarter due to a change in Italian tax law affecting all of 1992, were offset by lower interest expense and other nonoperating expenses. Sales in the fourth quarter of 1992 reached $191.5 million, 4.4% ahead of the $183.4 million shipped in the fourth quarter of 1991, reflecting continuing strong demand for electric motors.

 Business Segment Results

  Electro-mechanical Group sales in 1992 were $309.6 million, an increase of $59.8 million or 23.9% from 1991 largely due to improved demand and market penetration for electric motors aided somewhat by the acquisition of a new business in the first quarter of 1992. Group operating profit increased 41.1% to $49.9 million due to the higher sales volume, a more favorable product mix, and improved operating performance by the Italian motor divisions.

  In the Precision Instruments Group, sales were $297.0 million for 1992, a decrease of $12.9 million or 4.2% from 1991. The sales decline reflects continuing weak demand for aircraft and aerospace instruments, sensors and spare parts for commercial airlines and the military, caused by the deepening recession in this market. The overall sales decline was partially offset by increased sales of truck instruments. The group's operating profit of $28.0 million fell 14.8% from $32.9 million in 1991, largely because of the steep sales decline in some of the group's more profitable products.

  The Industrial Materials Group's 1992 sales increased $7.5 million or 4.8% to $163.0 million, due to increased sales of water filtration products and metal powders. Operating profit of the group totalled $22.1 million in 1992, compared to $20.3 million in 1991, an 8.7% increase, reflecting the increase in the group's sales volume and lower operating expenses in the Company's plastics compounding and foam packaging businesses.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  Working capital at December 31, 1993 amounted to $134.2 million, a decrease of $56.0 million from December 31, 1992, caused largely by the provisions for resizing, restructuring and other unusual items. The ratio of current assets to current liabilities at December 31, 1993 was 1.80 to 1, compared to 2.38 to 1 at December 31, 1992.

  Cash generated by the Company's operating activities totalled $65.3 million in 1993 compared to $78.6 million in 1992. The decrease reflects the lower level of earnings, after adding back $50.9 million of restructuring and other unusual charges not requiring the use of cash in 1993. Cash flows from operating activities, less cash used for investing and financing activities of $83.9 million, resulted in a decrease in cash and cash equivalents of $18.7 million since the beginning of 1993. Cash used in 1993 included $38.3 million for the purchase of property, plant and equipment, $25.1 million for the payment of dividends, $19.4 million for the repayment of long-term debt, $16.6 million for the purchase of a business and investments and $8.9 million for the purchase of 683,400 shares of the Company's common stock in the second quarter of 1993. Cash and cash equivalents and short-term marketable securities totalled $84.7 million at December 31, 1993, a decrease of $31.0 million from December 31, 1992.

  Of the $54.9 million of resizing, restructuring and other unusual charges recorded in 1993, certain items require cash expenditures which are expected to be funded by normal operations. Approximately $4.0 million was expended in 1993, and the Company anticipates that approximately $25.3 million will be expended over the next two years. After all the restructuring actions are in place, the Company expects to realize continuing benefits resulting from reduced labor costs, improved productivity and other lower operating costs which, the Company believes, should more than offset these cash expenditures over time. Certain asset write-downs, provisions for pension curtailments and other unusual items totaling $25.6 million will not require the use of cash, or incremental cash, during the next five years.

  The proceeds of the 9 3/4% senior notes, together with borrowings under the new bank credit agreement and available cash, will be used (a) to retire (i) $106.8 million aggregate principal amount of 8.95% notes, (ii) $75.0 million aggregate principal amount of 9.35% notes and (iii) $3.6 million aggregate principal amount of 8.05% notes, (b) to repurchase outstanding shares of the Company's common stock for an aggregate purchase price of up to $150 million and (c) to pay fees and expenses related to the offering of the senior notes and the credit agreement.

  The Company's future interest costs are expected to increase because of the higher outstanding total debt. The Company's quarterly common stock dividend was recently reduced from $.17 per share to $.06 per share. This reduction, without giving effect to the intended repurchase of common stock, will result in an annual saving of approximately $19.4 million. This saving, along with lower near-term required debt principal payments, should more than offset the higher interest cost.

  The Company believes that the amounts to be available under its new bank credit agreement and the proceeds of the sale of the senior notes, together with cash on hand and cash flows generated from operations, will provide sufficient capital resources to service all debt obligations, fund the share repurchase program and finance working capital, the new lower dividend and capital expenditure requirements in the foreseeable future.

 Capital Expenditures

  Capital expenditures (excluding acquisitions) were $38.3 million during 1993. The majority of the expenditures were for additional manufacturing equipment and an additional production facility in the Electro-mechanical Group to provide expanded production capacity. The 1993 capital spending level is approximately 60% higher than 1992. The Company expects to continue its high level of capital spending in 1994, with special emphasis on the Electro-mechanical Group. The projected 1994 capital expenditures are approximately $37 million, of which $10 million has been rescheduled from 1993.

 Acquisitions

  On March 31, 1993, the Company purchased certain assets of Revere Aerospace Inc., a United States subsidiary of Dobson Park Industries PLC, for approximately $7 million in cash. Revere is a producer of thermocouple and fiber optic cable assemblies. In 1992, the Company acquired a producer of small electric motors and injection-molded components, a United Kingdom industrial filtration business, an instrument manufacturer located in Germany, and two small product lines for a total of $11.7 million in cash. The motor company acquisition was a factor in the Company's recent decision to form the Technical Motor Division in the Electro-mechanical Group. These acquisitions have complemented the Company's existing businesses and broadened its global marketing efforts.

ENVIRONMENTAL MATTERS

  The Company is subject to environmental laws and regulations, as well as stringent clean-up requirements, and has also been named a potentially responsible party at several sites which are the subject of government-mandated clean-ups. Provisions for environmental clean-up at these sites and other sites were approximately $4.9 million in 1993 ($1.4 million in 1992). While it is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, the Company believes that, based upon past experience and current evaluations, the outcome of these actions is not likely to have a material adverse effect on future results of operations of the Company.

ACCOUNTING STANDARDS RECENTLY ADOPTED

  In November 1992 the FASB issued Statement No. 112 relating to accounting for postemployment benefits. In March 1993, Statement No. 115 relating to accounting for marketable securities was issued. The Company has adopted both of these Statements effective as of January 1, 1994. Adoption of these accounting standards did not have a material effect on the Company's results of operations.

IMPACT OF INFLATION

  The Company attempts to minimize the impact of inflation through cost reduction programs and by improving productivity. In addition, the Company uses the LIFO method of accounting for inventories (whereby the cost of products sold approximates current costs), and therefore, the impact of inflation is substantially reflected in operating costs. In general, the Company believes that programs are in place designed to monitor the impact of inflation and to take necessary steps to minimize its effect on operations.

OUTLOOK

  The Company is subject to economic uncertainties in its key markets around the world. However, management believes that the Company will be strengthened by the restructuring actions taken in 1993 and will benefit from its strategic plan to build long-term shareholder value. Management believes that the Company's global businesses and historically strong cash flow combine to position the Company to deal effectively with these uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                            (ITEM 14(A) 1 AND 2)

                                                                          PAGE
                                                                          -----
FINANCIAL STATEMENTS
  Report of Independent Auditors.........................................  18
  Consolidated Statement of Income for the years ended December 31, 1993,
   1992 and 1991.........................................................  19
  Consolidated Balance Sheet at December 31, 1993 and 1992...............  20
  Consolidated Statement of Cash Flows for the years ended December 31,
   1993, 1992 and 1991...................................................  21
  Notes to Consolidated Financial Statements............................. 22-33

FINANCIAL STATEMENT SCHEDULES

  Schedules for each of the three years in the period ended December 31, 1993 (except where otherwise indicated):

   I    Marketable securities--Other investments at December 31, 1993....   34
   V    Property, plant and equipment....................................  35-36
   VI   Accumulated depreciation of property, plant and equipment........   37
   VIII Allowance for possible losses....................................   38
   IX   Short-term borrowings............................................   38
   X    Supplementary income statement information.......................   38

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information is included in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

  We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

Philadelphia, PA
February 9, 1994

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1993         1992         1991
                                         -----------  -----------  -----------
Net sales............................... $   732,195  $   769,550  $   715,099
                                         -----------  -----------  -----------
Expenses:
  Cost of sales, excluding depreciation
   (Note 2).............................     582,001      583,357      546,479
  Selling, general and administrative...      76,759       77,690       74,038
  Depreciation..........................      28,277       29,360       28,277
  Resizing and restructuring charges
   (Note 2).............................      45,089          --           --
                                         -----------  -----------  -----------
                                             732,126      690,407      648,794
                                         -----------  -----------  -----------
Operating income........................          69       79,143       66,305
Other income (expenses):
  Interest expense......................     (17,603)     (19,721)     (22,079)
  Other, net (Note 11)..................       6,337        7,297        8,152
                                         -----------  -----------  -----------
Income (loss) before income taxes.......     (11,197)      66,719       52,378
Provision for (benefit from) income
 taxes (Note 8).........................      (3,865)      22,362       14,392
                                         -----------  -----------  -----------
Net income (loss)....................... $    (7,332) $    44,357  $    37,986
                                         ===========  ===========  ===========
Earnings (loss) per share............... $      (.17) $      1.01  $       .87
                                         ===========  ===========  ===========
Average common shares outstanding.......  43,901,767   44,095,057   43,887,631
                                         ===========  ===========  ===========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1993      1992
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents (Notes 1 and 10)............... $ 40,468  $ 59,138
  Marketable securities (Notes 1 and 10)...................   44,191    56,480
  Receivables, less allowance for possible losses of $2,399
   in 1993 and $2,392 in 1992..............................  108,068   107,130
  Inventories (Notes 1 and 4)..............................   91,894    91,043
  Deferred income taxes (Note 8)...........................   13,346     8,350
  Other current assets.....................................    4,100     5,684
                                                            --------  --------
    Total current assets...................................  302,067   327,825
Property, plant and equipment, net (Note 4)................  184,809   185,997
Other assets (Notes 4, 9 and 10)...........................   75,787    89,267
                                                            --------  --------
                                                            $562,663  $603,089
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 54,374  $ 55,558
  Income taxes (Note 8)....................................   11,136     8,333
  Accrued liabilities (Note 4).............................   87,851    53,980
  Current portion of long-term debt........................   14,543    19,749
                                                            --------  --------
    Total current liabilities..............................  167,904   137,620
Long-term debt (Notes 5, 10 and 12)........................  172,429   187,173
Deferred income taxes and credits (Note 8).................   27,948    42,731
Other long-term liabilities (Note 9).......................   29,056    25,293
Stockholders' equity: (Notes 6 and 12)
  Preferred stock, $1.00 par value, authorized: 5,000,000
   shares; none issued.....................................      --        --
  Common stock, $1.00 par value, authorized: 100,000,000
   shares; issued: 1993 and 1992--46,414,317 shares........   46,414    46,414
  Capital in excess of par value...........................    6,389     5,679
  Retained earnings........................................  161,297   193,724
                                                            --------  --------
                                                             214,100   245,817
  Net unrealized losses....................................  (21,632)  (16,429)
  Less: Cost of shares held in treasury: 1993--2,774,672;
   1992--2,199,672 shares..................................  (27,142)  (19,116)
                                                            --------  --------
    Total stockholders' equity.............................  165,326   210,272
                                                            --------  --------
                                                            $562,663  $603,089
                                                            ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
Cash provided by (used for):
Operating activities:
  Net income (loss)..............................  $ (7,332) $ 44,357  $ 37,986
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization.................    35,907    37,263    36,455
   Deferred income taxes and credits.............   (19,970)    1,814     2,850
   Resizing, restructuring and other unusual
    charges......................................    50,898       --        --
   Changes in operating working capital:
    (Increase) decrease in receivables...........      (633)    2,940   (11,754)
    (Increase) decrease in inventories and other
     current assets..............................    (1,035)    2,969    10,310
    Increase (decrease) in payables, accruals and
     income taxes................................     8,704    (5,228)   11,374
   Other.........................................    (1,288)   (5,529)   (4,034)
                                                   --------  --------  --------
    Total operating activities...................    65,251    78,586    83,187
                                                   --------  --------  --------
Investing activities:
  Additions to property, plant and equipment.....   (38,324)  (23,990)  (18,808)
  Purchase of businesses and investments.........   (16,585)  (16,992)  (25,526)
  Decrease (increase) in marketable securities...    14,998    15,965   (40,118)
  Proceeds from sale of investments..............     7,795    12,806     9,778
  Other..........................................       244       781    (2,984)
                                                   --------  --------  --------
    Total investing activities...................   (31,872)  (11,430)  (77,658)
                                                   --------  --------  --------
Financing activities:
  Cash dividends paid............................   (25,095)  (29,991)  (28,990)
  Additional long-term borrowings................       --      3,755       --
  Repayment of long-term debt....................   (19,411)  (20,041)  (23,785)
  Net change in short-term borrowings............       --        --     (5,608)
  Purchase of treasury stock.....................    (8,878)      --        --
  Proceeds from issuance of common stock.........     1,335     3,388       831
                                                   --------  --------  --------
    Total financing activities...................   (52,049)  (42,889)  (57,552)
                                                   --------  --------  --------
(Decrease) increase in cash and cash equivalents.   (18,670)   24,267   (52,023)
Cash and cash equivalents:
  Beginning of year..............................    59,138    34,871    86,894
                                                   --------  --------  --------
  End of year....................................  $ 40,468  $ 59,138  $ 34,871
                                                   ========  ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation.

 Cash Equivalents, Securities and Other Investments

  All highly liquid investments with maturities of three months or less when purchased are cash equivalents. Cash equivalents and fixed income marketable securities (primarily U.S. Government securities), are carried at the lower of cost or market. Marketable equity investments of an insurance subsidiary are carried at market value, and unrealized gains and losses are recognized in stockholders' equity. Other fixed income investments are carried at cost, which approximates market.

 Inventories

  Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value was $29.4 million and $29.9 million at December 31, 1993 and 1992.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or which extend their useful lives, are capitalized. The cost of tools, jigs and dies, and maintenance and repairs are charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets.

 Research and Development

  Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1993-$15.1 million, 1992-$14.7 million, and 1991-$12.1 million.

 Foreign Currency Translation

  Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their operations are translated using average exchange rates for the period.

  Some transactions of the Company and its subsidiaries are made in currencies other than their own. Gains and losses from these transactions (not material in amount) are included in operating results for the period. Additionally, foreign exchange contracts and foreign currency options are sometimes used to hedge firm commitments for certain export sales transactions. Gains and losses from these agreements are deferred and reflected as adjustments of the associated export sales.

 Earnings Per Share

  Earnings per share are based on the average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding stock options were exercised.

 Reclassifications

  Certain amounts in the prior years' financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

                                  AMETEK, INC.

2. BUSINESS RESTRUCTURING AND OTHER UNUSUAL CHARGES

  Results of operations for 1993 include charges of $45.1 million ($27.5 million after tax, or $.63 per share) for costs associated with resizing and restructuring several of the Company's businesses and a charge of $9.8 million ($6 million after tax, or $.14 per share) for other unusual expenses. Most of the charges were recorded in the fourth quarter of 1993. These charges were for planned work force reductions and those which occurred in 1993 (including certain pension-related costs) ($21.4 million); asset write-downs ($15.0 million); relocation of certain product lines and overall consolidation of the Company's aerospace operations ($14.2 million); and other unusual expenses ($4.3 million). The resizing and restructuring charges primarily relate to the unwillingness of the union at a Precision Instruments facility in Sellersville, Pennsylvania to agree on wage and work rule concessions requested by the Company necessary to make that operation competitive.

3. ACQUISITIONS

  In March 1993, the Company purchased certain assets of Revere Aerospace Inc., a United States subsidiary of Dobson Park Industries PLC, United Kingdom, for approximately $7 million in cash. Revere is a producer of thermocouple and fiber optic cable assemblies.

  In February 1992, the Company purchased the Tencal operations of Cambridge-Lee Industries. Tencal is a producer of small electric motors and injection-molded plastic components. In August 1992, the Company purchased the industrial filtration operation of Eurofiltec, Ltd. Early in October 1992, the Company purchased Debro Messtechnik GmbH, an instrument manufacturer located in Germany. Also, during 1992, the Company acquired two product lines consisting of silica fiber technology, and consumer filtration products. The cost of these acquisitions was $11.7 million and the Company assumed $3.8 million in debt.

  In April 1991, the Company purchased Jofra Instruments, a Danish producer of temperature calibration equipment, and acquired the remaining 38% interest in Elettromotori Crema, one of its Italian electric motor manufacturers. Also, during 1991, the Company purchased product lines of consumer drinking water filters and custom-shaped alloy wire. The aggregate cost of these acquisitions was $10.5 million in cash and a two-year, 10% installment obligation of $4.5 million.

  All of the above acquisitions have been accounted for by the purchase method and, accordingly, the results of their operations are included from the respective acquisition dates. The above acquisitions would not have had a material effect on sales or earnings for 1993, 1992 or 1991 had they been made at the beginning of the year prior to their acquisition.

                                  AMETEK, INC.

4. BALANCE SHEET INFORMATION

                                                              (IN THOUSANDS)
                                                           -----------------------
                                                              1993        1992
                                                           -----------------------
INVENTORIES
  Finished goods and parts................................ $   32,410  $   35,064
  Work in process.........................................     23,683      22,873
  Raw materials and purchased parts.......................     35,801      33,106
                                                           ----------  ----------
                                                           $   91,894  $   91,043
                                                           ==========  ==========
PROPERTY, PLANT AND EQUIPMENT
  Land.................................................... $    7,926  $    7,799
  Buildings...............................................     95,393      89,211
  Machinery and equipment.................................    281,116     269,189
                                                           ----------  ----------
                                                              384,435     366,199
  Less accumulated depreciation...........................   (199,626)   (180,202)
                                                           ----------  ----------
                                                           $  184,809  $  185,997
                                                           ==========  ==========
OTHER ASSETS
  Intangibles, at cost:
   Patents................................................ $   28,083  $   27,993
   Excess of cost over net assets acquired................     15,976      18,767
   Other acquired intangibles.............................     40,284      39,127
   Less accumulated amortization..........................    (46,358)    (38,980)
                                                           ----------  ----------
                                                               37,985      46,907
  Investments.............................................     23,755      19,919
  Other...................................................     14,047      22,441
                                                           ----------  ----------
                                                           $   75,787  $   89,267
                                                           ==========  ==========

Patents are being amortized on a straight-line basis over 7 to 14 years. The ex-cess of cost over net assets acquired is being amortized on a straight-line ba-sis over 20 to 30 years. Other acquired intangibles are being amortized on a straight-line basis over 2 to 30 years.

ACCRUED LIABILITIES
  Accrued employee compensation and benefits.............. $   19,109  $   19,657
  Resizing and restructuring..............................     24,471         --
  Accrued interest........................................      4,928       5,744
  Other...................................................     39,343      28,579
                                                           ----------  ----------
                                                           $   87,851  $   53,980
                                                           ==========  ==========
5. LONG-TERM DEBT
  At December 31, 1993 and 1992, long-term debt consisted of:
                                                              (IN THOUSANDS)
                                                           -----------------------
                                                              1993        1992
                                                           -----------------------
8.95% notes payable due 1995 to 2001...................... $   93,500  $  106,750
9.35% notes payable due 1995 to 2004......................     75,000      75,000
Other, due in varying amounts to 2004.....................      3,929       5,423
                                                           ----------  ----------
                                                           $  172,429  $  187,173
                                                           ==========  ==========

                                  AMETEK, INC.

  The annual future payments required by the terms of the long-term debt for the following years are: 1995-$21.3 million; 1996-$21.3 million; 1997-$21.1 million; and 1998-$21.1 million. The Company's debt agreements contain restrictions relating to total debt, working capital, dividends and capital stock repurchases. At December 31, 1993, the Company was in compliance with these restrictions. (See Note 12 "Other Matters.")

  The Company has a revolving credit agreement with a group of banks providing for up to $83 million effective until June 30, 1995. No borrowings are outstanding under this agreement. The agreement provides for various interest alternatives and a commitment fee on the unused portion of the credit line. (See Note 12 "Other Matters.") In addition, the Company maintains lines of credit in other currencies with various European banks in amounts equivalent to $12.1 million, in the aggregate, at December 31, 1993.

  At December 31, 1993, the Company was a party to a currency and interest rate swap agreement related to debt (not material in amount), which matures in 1997, of a European subsidiary.

6. STOCKHOLDERS' EQUITY

  The Company has a Shareholder Rights Plan, under which the Board of Directors declared a dividend of one Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 1999.

  The Company provides, among other things, for restricted stock awards of common stock to eligible employees and nonemployee directors of the Company at such cost to the recipient as the Stock Incentive Plan Committee of the Board of Directors may determine. These shares are issued subject to certain conditions, and transfer and other restrictions as prescribed by the Plan. In 1993 and 1991, respectively, the Company awarded 20,000 shares and 100,000 shares of restricted common stock to certain directors under the Plan. No restricted stock was awarded during 1992. Also, in 1991, a total of 68,272 shares of restricted common stock was awarded to certain executives of the Company in accordance with a supplemental pension benefit arrangement. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market value of the shares awarded over the price paid by the recipient at the date of the grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. Amortization charged to expense in 1993, 1992, and 1991 was not significant.

  At December 31, 1993, 4,732,053 (5,442,993 in 1992) shares of common stock were reserved under the Company's incentive and nonqualified stock option plans. The options are exercisable at prices not less than market value on dates of grant, and in installments over five- to seven-year periods from such dates.

  Information on options for 1993 follows:

                                                         PRICE RANGE   SHARES
                                                        ------------- ---------
Outstanding at beginning of year......................  $ 8.94-$16.50 2,116,289
Granted...............................................   13.13- 14.94    93,000
Exercised.............................................   11.69- 14.06  (136,973)
Cancelled.............................................   11.69- 15.75   (26,091)
                                                                      ---------
Outstanding at end of year (expiring from 1994 through
 2000)................................................  $ 8.94-$16.50 2,046,225
                                                        ============= =========
Exercisable at end of year............................  $ 8.94-$16.50 1,344,215
                                                        ============= =========

                                  AMETEK, INC.

  Options on 259,486 shares were exercised in 1992 and no options were exercised in 1991.

  The Company also has outstanding 293,502 stock appreciation rights exercisable for cash and/or shares of the Company's common stock when the related option is exercised. Subject to certain limitations, each right relates to the excess of the market value of the Company's stock over the exercise price of the related option. Charges and credits, immaterial in amount, are made to income for these rights and certain related options.

  Changes in stockholders' equity are summarized below (In thousands):

                             COMMON    CAPITAL IN                NET
                             STOCK,    EXCESS OF  RETAINED    UNREALIZED   TREASURY
                          $1 PAR VALUE PAR VALUE  EARNINGS  GAINS (LOSSES)  STOCK
                          ------------ ---------- --------  -------------- --------
BALANCE, DECEMBER 31,
 1990...................    $46,414      $3,598   $170,362     $  1,498    $(22,460)
Employee savings plan
 (59,000 shares)........                    236                                 494
Net income..............                            37,986
Cash dividends paid
 ($.66 per share).......                           (28,990)
Currency translation....                                          1,179
Restricted stock awards
 (168,272 shares).......                    594                                 379
Adjustment of pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........                                            189
                            -------      ------   --------     --------    --------
BALANCE, DECEMBER 31,
 1991...................     46,414       4,428    179,358        2,866     (21,587)
Employee stock options
 and savings plan
 (255,151 shares).......                  1,251                               2,137
Net income..............                            44,357
Cash dividends paid
 ($.68 per share).......                           (29,991)
Currency translation....                                        (16,127)
Amortization of
 restricted stock
 awards.................                                                        334
Adjustment of pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........                                         (3,168)
                            -------      ------   --------     --------    --------
BALANCE, DECEMBER 31,
 1992...................     46,414       5,679    193,724      (16,429)    (19,116)
Employee stock options
 and savings plan
 (88,400 shares)........                    571                                 744
Net loss................                            (7,332)
Cash dividends paid
 ($.57 per share).......                           (25,095)
Currency translation....                                         (7,958)
Restricted stock awards
 (20,000 shares)........                    139                                (119)
Amortization of
 restricted stock
 awards.................                                                        227
Purchase of treasury
 stock (683,400 shares).                                                     (8,878)
Appreciation in
 marketable securities
 and other financial
 instruments, net of
 deferred taxes.........                                          3,262
Adjustment of pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........                                           (507)
                            -------      ------   --------     --------    --------
BALANCE, DECEMBER 31,
 1993...................    $46,414      $6,389   $161,297     $(21,632)   $(27,142)
                            =======      ======   ========     ========    ========

                                  AMETEK, INC.

7. LEASES

  Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 1993 (principally for real property, office space and equipment) amounted to $4.9 million consisting of annual payments of $2.4 million due in 1994, $1.8 million in 1995 and decreasing amounts thereafter. Rental expense of $5 million, $4 million and $4.1 million was charged to income in 1993, 1992 and 1991.

8. INCOME TAXES

  In 1993, income before income taxes from foreign operations amounted to $6.7 million ($9.1 million in 1992 and $4.9 million in 1991).

  The details of the provision for (benefit from) income taxes follow:

                                                          (IN THOUSANDS)
                                                      ------------------------
                                                       1993     1992    1991
                                                      -------  ------- -------
Federal.............................................. $(7,125) $16,357 $13,288
State................................................    (863)   1,327   2,547
Foreign..............................................   4,123    4,678  (1,443)*
                                                      -------  ------- -------
                                                      $(3,865) $22,362 $14,392
                                                      =======  ======= =======

- - - --------
 *Includes the favorable tax effect of combining certain foreign operations.

  The provision for (benefit from) income taxes shown above includes a current provision of $14,791, $20,435 and $14,284 and a deferred provision (benefit) of $(18,656), $1,927 and $108 for 1993, 1992 and 1991.

  Prior to January 1, 1992, the Company followed the provisions of SFAS No. 96, Accounting for Income Taxes. Effective January 1, 1992, the Company adopted the provisions of a new accounting standard for income taxes (SFAS No. 109). The effect of adopting this standard was not material.

  Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                              (IN THOUSANDS)
                                                             -----------------
                                                               1993     1992
                                                             --------  -------
Current deferred tax assets:
  Reserves not currently deductible......................... $(13,235) $(8,142)
  Other.....................................................     (111)    (208)
                                                             --------  -------
    Net current deferred tax asset..........................  (13,346)  (8,350)
                                                             --------  -------
Long-term deferred tax (assets) liabilities:
  Differences in basis of property and accelerated deprecia-
   tion.....................................................   23,056   23,220
  Purchased tax benefits....................................   17,654   18,452
  Reserves not currently deductible.........................  (17,015)  (3,763)
  Other.....................................................    4,253    4,822
                                                             --------  -------
    Net long-term deferred tax liability....................   27,948   42,731
                                                             --------  -------
    Net deferred tax liability.............................. $ 14,602  $34,381
                                                             ========  =======

                                  AMETEK, INC.

  The effective rate of the provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                             1993    1992  1991
                                                             -----   ----  ----
Statutory rate.............................................. (35.0)% 34.0% 34.0%
State income taxes, net of federal income tax benefit.......  (5.0)   2.2   2.8
Foreign Sales Corporation and other tax credits............. (15.0)  (2.4) (2.9)
Effect of foreign operations................................  15.0    1.1  (6.8)
Effect of U.S. federal statutory tax rate increase
 on prior years' deferred taxes.............................   5.9    --    --
Other.......................................................  (0.4)  (1.4)  0.4
                                                             -----   ----  ----
                                                             (34.5)% 33.5% 27.5%
                                                             =====   ====  ====

9. RETIREMENT AND PENSION PLANS

  The Company maintains noncontributory defined benefit retirement and pension plans, with benefits for eligible United States salaried and hourly employees funded through trusts established in conjunction with these plans. Employees of certain foreign operations participate in various local plans which in the aggregate are not significant.

  The Company also has nonqualified unfunded retirement plans for its directors and certain retired employees, and contractual arrangements with certain executives that provide for supplemental pension benefits in excess of those provided by the Company's primary pension plan. Fifty percent of the projected benefit obligation of the supplemental pension benefit arrangements with the executives has been funded by grants of restricted shares of the Company's common stock. The remaining 50% is unfunded. The Company is providing for these arrangements by charges to earnings over the periods to age 65 of the participants.

  The Company's funding policy with respect to its qualified plans is to contribute amounts determined annually on an actuarial basis that provides for current and future benefits in accordance with funding requirements of federal law and regulations. Assets of funded benefit plans are invested in a variety of equity and debt instruments and in pooled temporary funds.

  Net pension expense, excluding plan administrative expenses, consists of the following components:

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Service cost for benefits earned during the
 period.......................................... $  6,902  $  6,601  $  5,662
Interest cost on projected benefit obligation....   14,374    13,106    12,108
Actual return on plan assets.....................  (15,605)  (14,452)  (26,254)
Net amortization and deferrals...................      652       673    15,025
                                                  --------  --------  --------
Net pension expense.............................. $  6,323  $  5,928  $  6,541
                                                  ========  ========  ========

  In addition to pension expense shown above, in 1993 the Company also recorded a charge for curtailments of $7.6 million related to an hourly pension plan as part of the resizing and restructuring of its general gauge and aerospace operations (see Note 2).

  The charge to income for all retirement and pension plans, including the 1993 curtailment provision, was $14.4 million in 1993, $6.7 million in 1992 and $7.2 million in 1991.

                                  AMETEK, INC.

  Net pension expense reflects an expected long-term rate of return on plan assets of 9 1/2% for 1993, 1992 and 1991. The actual return has been adjusted to defer gains or losses which differ from the expected return. The present value of projected benefit obligations was determined using an assumed discount rate of 7 1/4% for 1993, 8% for 1992 and 8 1/4% for 1991. The assumed rate of compensation increase used in determining the present value of projected benefit obligations was 5 1/2% for 1993 and 1992 and 6% for 1991.

  For pension plans with accumulated benefits in excess of assets at December 31, 1993, the balance sheet reflects an additional long-term pension liability of $11.0 million ($17.2 million--1992), a long-term intangible asset of $3.7 million ($10.8 million--1992), and a charge to stockholders' equity of $4.7 million ($4.2 million--1992 and $1.1 million--1991), net of a deferred tax benefit, representing the excess of the additional long-term liability over unrecognized prior service cost. No balance sheet recognition is given to pension plans with assets in excess of accumulated benefits.

  The Company provides limited postretirement benefits other than pensions to certain retirees, and a small number of employees. These benefits are accounted for on the accrual basis, thereby meeting accounting requirements of the new accounting standard for postretirement benefits other than pensions.

  The following table sets forth the funded status of the plans:

                                                 (IN THOUSANDS)
                                 -----------------------------------------------
                                    DECEMBER 31, 1993       DECEMBER 31, 1992
                                 ----------------------- -----------------------
                                   ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                   EXCEED     BENEFITS     EXCEED     BENEFITS
                                 ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                  BENEFITS     ASSETS     BENEFITS     ASSETS
                                 ----------- ----------- ----------- -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation....   $113,823    $ 72,070    $ 95,563    $ 63,872
                                  --------    --------    --------    --------
  Accumulated benefit obliga-
   tion........................   $117,875    $ 76,147    $ 98,433    $ 67,379
                                  --------    --------    --------    --------
  Projected benefit obligation.   $136,340    $ 76,437    $113,988    $ 70,250
Plan assets at fair value......    136,923      57,839     114,229      51,924
                                  --------    --------    --------    --------
Plan assets in excess of (less
 than) projected benefit
 obligation....................        583     (18,598)        241     (18,326)
Unrecognized prior service
 cost..........................      2,160       2,294       1,892       6,319
Unrecognized net loss..........      9,214       8,275      11,518       8,350
Unrecognized net transition
 (asset) obligation, net of am-
 ortization....................     (5,433)        781      (6,637)      4,538
                                  --------    --------    --------    --------
Prepaid (accrued) pension
 expense.......................   $  6,524    $ (7,248)   $  7,014    $    881
                                  ========    ========    ========    ========

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The recorded amount of cash, cash equivalents and marketable securities, and a derivative equity instrument approximates fair value.

                                  AMETEK, INC.

  The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31:

                                        ASSET (LIABILITY) (IN THOUSANDS)
                                    -------------------------------------------
                                     DECEMBER 31, 1993     DECEMBER 31, 1992
                                    --------------------- ---------------------
                                    RECORDED   ESTIMATED  RECORDED   ESTIMATED
                                     AMOUNT    FAIR VALUE  AMOUNT    FAIR VALUE
                                    ---------  ---------- ---------  ----------
Other investments.................. $  23,755   $ 28,000  $  19,919  $  23,000
Long-term debt (including current
 portion)..........................  (186,972)  (208,000)  (206,922)  (212,000)
Forward currency and commodity
 contracts.........................       --       1,600        --      11,000

  The fair values of securities and other investments are based on quoted market value. The fair value of long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency and commodity contracts (used for hedging purposes) is based on quotes from brokers for comparable contracts. See also Note 12.

11. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

  Included in other income, net, is interest and other investment income of $8.4 million, $8.6 million and $11.2 million for 1993, 1992 and 1991. Income taxes paid in 1993, 1992 and 1991 were $13.8 million, $21.8 million, and $13.0 million. Cash paid for interest for each of the three years approximated interest expense.

12. OTHER MATTERS

  The Company is in the process of implementing a plan intended to enhance shareholder value, announced in November 1993. The financial elements of the plan involve the Company 1) completing an offering of $150 million in principal amount of senior notes to the public, 2) borrowing $175 million under a proposed $250 million secured credit agreement with a group of banks which will replace an existing revolving credit agreement, 3) retiring existing debt aggregating $185.4 million in principal amount for a payment equal to the principal amount thereof plus a prepayment premium of approximately $13 million (after tax), 4) repurchasing outstanding shares of its common stock for an aggregate purchase price of up to $150 million and 5) reducing its quarterly dividend rate on its common stock from $.17 per share to $.06 per share.

  In contemplation of its repurchase of common stock, the Company has, from time to time, entered into derivative instruments with a third party. Under the terms of the derivative instruments, for a specific number of shares, the Company is at risk for a decline in the market price of the Company's common stock from the inception to the expiration date, at which time the instruments will be settled in cash. As of December 31, 1993, the Company had entered into derivative instruments which were measured by the movement in market value of 3,184,500 shares of common stock. At December 31, 1993, the Company has recorded, in its equity, the effect of marking the derivative instruments to market.

  In February 1994, the Company settled all open derivative instruments for approximately $330,000 (including those entered into in January 1994) and entered into a new derivative instrument which will expire on May 31, 1994. Under the new derivative instrument, the Company, prior to April 5, 1994, may exercise an option to purchase 3,924,200 shares of its common stock from the counterparty for $12.125 per share plus certain costs. If the option is not exercised, the Company is at risk for a decline in the average market price, as defined, of its common stock based upon 3,924,200 shares of common stock.

                                  AMETEK, INC.

13. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company classifies its operations into three business segments: Electro-mechanical, Precision Instruments and Industrial Materials.

  The Electro-mechanical Group produces motor-blower systems and injection-molded components for manufacturers of floor care appliances, and fractional horsepower motors and motor-blowers for computer, business machine, medical equipment and high-efficiency heating equipment producers. Sales of fractional horsepower electric motors and blowers represented 38% in 1993 (39% in 1992 and 35% in 1991) of the Company's consolidated net sales.

  The Precision Instruments Group produces aircraft cockpit instruments and displays, and pressure, temperature, flow and liquid level sensors for aircraft and jet engine manufacturers and for airlines, as well as airborne electronics systems to monitor and record flight and engine data. The group also produces instruments and complete instrument panels for heavy truck builders, process monitoring and display systems, combustion, gas analysis, moisture and emissions monitoring systems, force and speed measuring instruments, air and noise monitors, pressure and temperature calibrators and pressure-indicating and digital manometers. The Precision Instruments Group has for many years been a leading producer of the widely used mechanical pressure gauge.

  The Industrial Materials Group produces high-temperature-resistant materials and textiles, corrosion-resistant heat exchangers, tanks and piping for process systems; ultralightweight foam sheet packaging material; drinking water filter and treatment systems; industrial and commercial filters for other liquids; replacement filter cartridges, liquid bag filters and multiple cartridge filter housings, high-purity metals and alloys in powder, strip and wire form for high-performance aircraft, automotive and electronics requirements; and thermoplastic compounds and concentrates for automotive, appliance and telecommunication applications.

                                 AMETEK, INC.

13. SEGMENT AND GEOGRAPHIC FINANCIAL INFORMATION

 Business Segments

                                                     (IN THOUSANDS)
                               ------------------------------------------------------------------
                                ELECTRO-   PRECISION      INDUSTRIAL                    TOTAL
                               MECHANICAL INSTRUMENTS     MATERIALS    CORPORATE     CONSOLIDATED
                               ---------- -----------    ------------  ---------     ------------
Net sales(1)              1993  $280,732   $275,351        $176,112                    $732,195
                          1992   309,556    297,025         162,969                     769,550
                          1991   249,763    309,901         155,435                     715,099
- - - -------------------------------------------------------------------------------------------------
Segment operating profit  1993    35,018    (30,643)(3)      18,284(4) $(33,856)(5)     (11,197)
 (loss) and consolidated  1992    49,912     28,045          22,096     (33,334)(5)      66,719
 income (loss) before     1991    35,363     32,914          20,332     (36,231)(5)      52,378
 income taxes(2)
- - - -------------------------------------------------------------------------------------------------
Identifiable assets       1993   164,826    150,122         103,941     143,774         562,663
                          1992   157,158    177,143         102,385     166,403         603,089
                          1991   169,173    189,164         101,240     152,896         612,473
- - - -------------------------------------------------------------------------------------------------
Additions to              1993    25,343      6,513           9,048         218          41,122
 property, plant and      1992    20,706      7,417           5,170         236          33,529
 equipment(6)             1991    11,735      6,917           5,969          82          24,703
- - - -------------------------------------------------------------------------------------------------
Depreciation and          1993    11,582     15,432           8,726         167          35,907
 amortization             1992    12,107     15,979           8,976         201          37,263
                          1991    11,169     15,705           9,399         182          36,455
- - - -------------------------------------------------------------------------------------------------

 Geographic Areas
                                               INTERNATIONAL
                                          ---------------------------
                                 UNITED                  CANADA, ASIA                   TOTAL
                                 STATES     EUROPE        AND OTHER    CORPORATE     CONSOLIDATED
                               ---------- -----------    ------------  ---------     ------------
Net sales(1)              1993  $634,935   $ 96,030         $ 1,230                    $732,195
                          1992   655,114    113,111           1,325                     769,550
                          1991   614,890     98,378           1,831                     715,099
- - - -------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes             1993    15,473      7,357            (171)   $(33,856)        (11,197)
                          1992    87,665     12,601            (213)    (33,334)         66,719
                          1991    81,531      6,855             223     (36,231)         52,378
- - - -------------------------------------------------------------------------------------------------
Identifiable assets       1993   334,538     83,774             577     143,774         562,663
                          1992   342,226     93,580             880     166,403         603,089
                          1991   337,171    121,170           1,236     152,896         612,473
- - - -------------------------------------------------------------------------------------------------
United States export
 sales(7)                 1993               51,179          54,500                     105,679
                          1992               65,132          54,171                     119,303
                          1991               59,612          52,023                     111,635
- - - -------------------------------------------------------------------------------------------------

(1) After elimination of intersegment sales and intercompany sales between geographic areas, which are not significant in amount. Such sales are generally priced based on prevailing market prices.
(2) Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
(3) Reflects charges of $47.8 million for resizing and restructuring costs associated with planned work force reductions and those which occurred in 1993, asset write-downs, relocation of product lines and the overall consolidation of the Company's aerospace operations, and other unusual charges.
(4) Reflects charge of $3.9 million primarily for asset write-downs.

                                  AMETEK, INC.

(5) Includes unallocated administrative expenses, interest expense and net other income and, in 1993, $2.8 million of restructuring and other unusual charges.
(6) Includes $2.8 million in 1993, $9.5 million in 1992, and $5.9 million in 1991 from acquired businesses.
(7) Included in total United States sales above.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              ------------------------------------------------
                               FIRST    SECOND   THIRD    FOURTH       TOTAL
                              QUARTER  QUARTER  QUARTER  QUARTER        YEAR
                              -------- -------- -------- --------     --------
1993
  Net sales.................. $187,114 $186,820 $175,003 $183,258     $732,195
  Operating income (loss).... $ 12,514 $ 12,629 $  6,490 $(31,564)(a) $     69
  Net income (loss).......... $  6,096 $  6,222 $  1,980 $(21,630)(a) $(7,332)
  Earnings (loss) per share.. $   0.14 $   0.14 $   0.05 $  (0.50)(a) $  (0.17)
  Dividends paid per share... $   0.17 $   0.17 $   0.17 $   0.06     $   0.57
  Common stock trading
   range:(b)
   High......................   17 1/2   17 1/2   14 1/8   14 1/8       17 1/2
   Low.......................   14 1/4   12 7/8   12 5/8   10 5/8       10 5/8
1992
  Net sales.................. $196,759 $195,323 $185,996 $191,472     $769,550
  Operating income........... $ 21,460 $ 20,618 $ 18,017 $ 19,048     $ 79,143
  Net income................. $ 11,261 $ 11,808 $ 10,708 $ 10,580     $ 44,357
  Earnings per share......... $   0.26 $   0.26 $   0.25 $   0.24     $   1.01
  Dividends paid per share... $   0.17 $   0.17 $   0.17 $   0.17     $   0.68
  Common stock trading
   range:(b)
   High......................   17 3/8   18 1/8   16       16 3/8       18 1/8
   Low.......................   13 1/8   15 1/8   14 5/8   13 7/8       13 1/8

- - - --------
(a) Includes pre-tax charges of $46.9 million ($28.6 million after tax or $.66 per share) for restructuring and other unusual items.
(b) Trading ranges are based on the New York Stock Exchange composite tape.

                                  AMETEK, INC.

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                               DECEMBER 31, 1993

                                 (IN THOUSANDS)

                                                                  AMOUNT AT
                                             PRINCIPAL          WHICH CARRIED
                                              AMOUNT    COST   IN BALANCE SHEET
                                             --------- ------- ----------------
MARKETABLE SECURITIES:
  United States Government..................  $27,750  $27,454     $27,778
  Common Stock Held by Captive Insurance
   Subsidiary...............................            13,640      16,413
                                                       -------     -------
                                                       $41,094     $44,191(A)
                                                       =======     =======
OTHER INVESTMENTS:
  U.S. and Eurodollar Bonds and Debentures..  $10,154  $ 9,640     $ 9,808(B)
  Equity Investments........................            13,947      13,947(C)
                                                       -------     -------
                                                       $23,587     $23,755
                                                       =======     =======

- - - --------
(A) Market value approximates carrying value.
(B) Market value approximates $10.9 million.
(C) Market value approximates $17.5 million.

                                  AMETEK, INC.

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                         SALES OR
                            BALANCE AT                  RETIREMENTS  BALANCE AT
     CLASSIFICATION      BEGINNING OF YEAR ADDITIONS   AND OTHER (A) END OF YEAR
     --------------      ----------------- ---------   ------------- -----------
1993:
 Buildings:
  Buildings.............     $ 78,427       $ 6,069       $ 3,566     $ 80,930
  Improvements on land
   and leasehold........        9,481           790            63       10,208
  Construction in
   process..............        1,303         2,952           --         4,255
                             --------       -------       -------     --------
                               89,211         9,811         3,629       95,393
                             --------       -------       -------     --------
 Machinery and
  equipment:
  Machinery and
   equipment............      230,023        20,024        13,847      236,200
  Delivery equipment and
   automobiles..........        1,087           446           494        1,039
  Furniture and
   fixtures.............       26,047         3,729         2,770       27,006
  Construction in
   process..............       12,032         6,778         1,939       16,871
                             --------       -------       -------     --------
                              269,189        30,977        19,050      281,116
                             --------       -------       -------     --------
 Land...................        7,799           334           207        7,926
                             --------       -------       -------     --------
                             $366,199       $41,122(B)    $22,886     $384,435
                             ========       =======       =======     ========
1992:
 Buildings:
  Buildings.............     $ 75,791       $ 6,272       $ 3,636     $ 78,427
  Improvements on land
   and leasehold........        8,788           711            18        9,481
  Construction in
   process..............          261         1,044             2        1,303
                             --------       -------       -------     --------
                               84,840         8,027         3,656       89,211
                             --------       -------       -------     --------
 Machinery and
  equipment:
  Machinery and
   equipment............      227,117        16,312        13,406      230,023
  Delivery equipment and
   automobiles..........          826           393           132        1,087
  Furniture and
   fixtures.............       22,828         4,748         1,529       26,047
  Construction in
   process..............        9,458         2,595            21       12,032
                             --------       -------       -------     --------
                              260,229        24,048        15,088      269,189
                             --------       -------       -------     --------
 Land...................        6,793         1,454           448        7,799
                             --------       -------       -------     --------
                             $351,862       $33,529(B)    $19,192     $366,199
                             ========       =======       =======     ========

                       Schedule V continues on next page.

- - - --------
See notes to Schedule V and VI on next page.

                                 AMETEK, INC.

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                (IN THOUSANDS)

                                                         SALES OR
                            BALANCE AT                 RETIREMENTS  BALANCE AT
     CLASSIFICATION      BEGINNING OF YEAR ADDITIONS   AND OTHER(A) END OF YEAR
     --------------      ----------------- ---------   ------------ -----------
1991:
 Buildings:
  Buildings.............     $ 67,877       $ 8,603       $  689     $ 75,791
  Improvements on land
   and leasehold........        7,424         1,408           44        8,788
  Construction in
   process..............        4,255        (3,993)           1          261
                             --------       -------       ------     --------
                               79,556         6,018          734       84,840
                             --------       -------       ------     --------
 Machinery and
  equipment:
  Machinery and
   equipment............      215,913        14,766        3,562      227,117
  Delivery equipment and
   automobiles..........          537           425          136          826
  Furniture and
   fixtures.............       18,789         4,200          161       22,828
  Construction in
   process..............       10,242          (766)          18        9,458
                             --------       -------       ------     --------
                              245,481        18,625        3,877      260,229
                             --------       -------       ------     --------
 Land...................        7,140            60          407        6,793
                             --------       -------       ------     --------
                             $332,177       $24,703(B)    $5,018     $351,862
                             ========       =======       ======     ========

  Depreciation of property, plant and equipment is determined principally on a straight-line basis over the estimated useful lives of the assets.

  The annual ranges of depreciation rates for the above periods were:

      Buildings and improvements.................................  2 1/2% to 15%
      Machinery and equipment.................................... 10% to 33 1/3%

- - - --------
Notes to Schedules V and VI
(A) Other includes foreign currency translation gains (losses) for 1993, 1992 and 1991 of $(8,063), $(16,659) and $(516) for property, plant and equipment, and $(3,059), $(4,583) and $399 for accumulated depreciation of property, plant and equipment. Also in 1993, includes $7,782 for asset write-downs in connection with restructuring and other unusual operating activities.
(B) Includes $2,798, $9,539 and $5,895 in connection with businesses acquired in 1993, 1992 and 1991, respectively.

                                  AMETEK, INC.

                    SCHEDULE VI--ACCUMULATED DEPRECIATION OF

                         PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                           PROVISIONS   SALES OR
                            BALANCE AT     CHARGED TO  RETIREMENTS  BALANCE AT
     CLASSIFICATION      BEGINNING OF YEAR   INCOME   AND OTHER (A) END OF YEAR
     --------------      ----------------- ---------- ------------- -----------
1993:
 Buildings:
  Buildings.............     $ 27,131       $ 2,434      $  508      $ 29,057
  Improvements on land
   and leasehold........        4,087           945          45         4,987
                             --------       -------      ------      --------
                               31,218         3,379         553        34,044
                             --------       -------      ------      --------
 Machinery and equip-
  ment:
  Machinery and equip-
   ment.................      132,367        21,140       5,633       147,874
  Delivery equipment and
   automobiles..........          640           135         208           567
  Furniture and fix-
   tures................       15,977         3,623       2,459        17,141
                             --------       -------      ------      --------
                              148,984        24,898       8,300       165,582
                             --------       -------      ------      --------
                             $180,202       $28,277      $8,853      $199,626
                             ========       =======      ======      ========
1992:
 Buildings:
  Buildings.............     $ 24,603       $ 2,881      $  353      $ 27,131
  Improvements on land
   and leasehold........        3,221           878          12         4,087
                             --------       -------      ------      --------
                               27,824         3,759         365        31,218
                             --------       -------      ------      --------
 Machinery and equip-
  ment:
  Machinery and equip-
   ment.................      116,638        20,891       5,162       132,367
  Delivery equipment and
   automobiles..........          507           351         218           640
  Furniture and fix-
   tures................       12,781         4,359       1,163        15,977
                             --------       -------      ------      --------
                              129,926        25,601       6,543       148,984
                             --------       -------      ------      --------
                             $157,750       $29,360      $6,908      $180,202
                             ========       =======      ======      ========
1991:
 Buildings:
  Buildings.............     $ 22,124       $ 2,610      $  131      $ 24,603
  Improvements on land
   and leasehold........        2,388           880          47         3,221
                             --------       -------      ------      --------
                               24,512         3,490         178        27,824
                             --------       -------      ------      --------
 Machinery and equip-
  ment:
  Machinery and equip-
   ment.................       97,576        20,807       1,745       116,638
  Delivery equipment and
   automobiles..........          276           250          19           507
  Furniture and fix-
   tures................        9,108         3,730          57        12,781
                             --------       -------      ------      --------
                              106,960        24,787       1,821       129,926
                             --------       -------      ------      --------
                             $131,472       $28,277      $1,999      $157,750
                             ========       =======      ======      ========

- - - --------
See notes to Schedules V and VI on prior page.

                                  AMETEK, INC.

                  SCHEDULE VIII--ALLOWANCE FOR POSSIBLE LOSSES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                           1993         1992         1991
                                        -----------  -----------  -----------
Allowance for possible losses on
 accounts and notes receivable:
  Balance at beginning of year......... $     2,392  $     2,451  $     2,079
  Additions charged to expense.........       1,320        1,308          908
  Recoveries credited to allowance.....         113           25          158
  Write-offs...........................      (1,337)        (888)        (716)
  Currency translation adjustment......         (89)        (504)          22
                                        -----------  -----------  -----------
  Balance at end of year............... $     2,399  $     2,392  $     2,451
                                        ===========  ===========  ===========

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                 YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

                             (DOLLARS IN THOUSANDS)

                                           1993         1992         1991
                                        -----------  -----------  -----------
Notes payable to banks at December 31..         --           --           --
Weighted average interest rate at
 December 31...........................         --           --           --
Maximum amount outstanding at any
 month-end.............................         --           --   $     5,333
Average amount outstanding during the
 year(A)...............................         --           --   $     2,990
Weighted average interest rate for the
 year (B)..............................         --           --         12.97%
- - - --------
(A) Computed by dividing the total of the daily balances outstanding by 360.
(B) Computed by dividing the interest expense on short-term borrowings by the average amount outstanding during the year.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                         CHARGED TO COSTS AND EXPENSES (A)
                                        -------------------------------------
                                           1993         1992         1991
                                        -----------  -----------  -----------
Maintenance and repairs................ $    15,865  $    15,455  $    14,490
                                        ===========  ===========  ===========

- - - --------
(A) Royalties, advertising expenses and taxes other than payroll and income taxes do not exceed one percent of consolidated net sales and, accordingly, are not included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors of the Company is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1993, under the caption "Information as to Nominees for Election of Directors". Information with respect to Executive Officers of the Company appears under Part I hereof.

ITEMS 11, 12 AND 13.

  The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1993, under the headings "Executive Compensation", "Stock Ownership" and "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

    1. and 2.

      Financial statements and schedules are shown in the index on page 17 of this report.

    3. Exhibits

      Exhibits are shown in the index on page 41 of this report.

  (b) Reports on Form 8-K

  During the quarter ended December 31, 1993 and through the date of this report, the following reports on Form 8-K were filed:

  . Report dated November 17, 1993, under Item 5 regarding the Company's announcement of its strategic plan to restructure certain businesses, refinance existing debt, and reduce its common stock dividend.

  . Report dated February 10, 1994, under Item 5 regarding the Company's announcement of its 1993 results of operations.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ametek, Inc.


Dated: March 24, 1994                     By      /s/ Walter E. Blankley
                                            ----------------------------------
                                              WALTER E. BLANKLEY, CHAIRMAN OF
                                               THE BOARD AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

       /s/ Walter E. Blankley           Chairman of the         March 24, 1994
- - - -------------------------------------    Board and Chief
         WALTER E. BLANKLEY              Executive Officer
                                         (Principal
                                         Executive Officer)

          /s/ Roger K. Derr             Executive Vice          March 24, 1994
- - - -------------------------------------    President--Chief
            ROGER K. DERR                Operating Officer

         /s/ Allan Kornfeld             Executive Vice          March 24, 1994
- - - -------------------------------------    President-- Chief
           ALLAN KORNFELD                Financial Officer
                                         (Principal
                                         Financial Officer)

        /s/ John J. Molinelli           Vice President and      March 24, 1994
- - - -------------------------------------    Comptroller
          JOHN J. MOLINELLI              (Principal
                                         Accounting Officer)


          /s/ Lewis G. Cole             Director                March 24, 1994
- - - -------------------------------------
            LEWIS G. COLE

     /s/ Helmut N. Friedlaender         Director                March 24, 1994
- - - -------------------------------------
       HELMUT N. FRIEDLAENDER

        /s/ Sheldon S. Gordon           Director                March 24, 1994
- - - -------------------------------------
          SHELDON S. GORDON

        /s/ Charles D. Klein
- - - -------------------------------------   Director                March 24, 1994
          CHARLES D. KLEIN

       /s/ David P. Steinmann           Director                March 24, 1994
- - - -------------------------------------
         DAVID P. STEINMANN

       /s/ Elizabeth R. Varet           Director                March 24, 1994
- - - -------------------------------------
         ELIZABETH R. VARET

                               INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)

                                                   INCORPORATED      FILED WITH
 EXHIBIT                                            HEREIN BY        ELECTRONIC
 NUMBER              DESCRIPTION                   REFERENCE TO      SUBMISSION
 -------             -----------                   ------------      ----------
   3.1   Composite Certificate of             Exhibit (3)a) to 1987
         Incorporation of AMETEK, Inc.        10-K, SEC File No.
                                              1-168.
   3.2   By-laws of the Company.              Exhibit (3)b) to 1987
                                              10-K.
   4.1   Revolving Credit and Term Loan       Exhibit 4.6 to 1991
         Agreement, as restated and amended   10-K, SEC File No.
         to July 1, 1991, between the         1-168.
         Company and the Banks named in
         Exhibit A thereto.
   4.2   Note Purchase Agreement, dated as    Exhibit (4)a) to
         of September 1, 1986, between the    September 30, 1986
         Company and the Purchasers named     10-Q, SEC File No.
         in Schedule I thereto.               1-168.
   4.3   Amendment to September 1, 1986       Exhibit (4)b) to
         Note Purchase Agreement between      September 30, 1989
         the Company and the Purchasers       10-Q, SEC File No.
         named in Schedule I thereto.         1-168.
   4.4   Rights Agreement, dated July 26,     Exhibit 4 to Form 8-K
         1989, between the Company and the    dated July 28, 1989,
         Chase Manhattan Bank, N.A. (the      SEC File No. 1-168.
         "Rights Agreement").
   4.5   Amendment No. 1 to the Rights        Exhibit 4.5 to 1992
         Agreement.                           10-K, SEC File No.
                                              1-168.
   4.6   Certificate of Designation,          Exhibit (4b) to June
         Preferences and Rights of Series A   30, 1989 10-Q, SEC
         Junior Participating Preferred       File No. 1-168.
         Stock.
   4.7   Note Purchase Agreement, dated as    Exhibit (4)a) to
         of September 1, 1989, between the    September 30, 1989
         Company and the Purchasers named     10-Q.
         in Schedule I thereto.
  10.1   The 1991 Stock Incentive Plan of     Annex A to 1991 Proxy
         AMETEK, Inc. (the "1991 Plan").*     Statement, SEC File
                                              No. 1-168.
  10.2   Amendment No. 1 to the 1991 Plan.*                               X
  10.3   The 1987 Employees' Non-Qualified    Annex B to 1991 Proxy
         Stock Option and Stock               Statement.
         Appreciation Rights Plan (the
         "1987 Plan").*
  10.4   Amendment No. 1 to the 1987 Plan.*                               X
  10.5   The 1983 Employees' Incentive                                    X
         Stock Option Plan (the "1983
         Plan").*
  10.6   Amendment No. 1 to the 1983 Plan.*   Exhibit (19)a) to
                                              September 30, 1987
                                              10-Q, SEC File No.
                                              1-168.

                              INDEX TO EXHIBITS
                                (ITEM 14(A)3)


                                                   INCORPORATED      FILED WITH
 EXHIBIT                                            HEREIN BY        ELECTRONIC
 NUMBER              DESCRIPTION                   REFERENCE TO      SUBMISSION
 -------             -----------                   ------------      ----------
  10.7   Amendment No. 2 to the 1983 Plan.*   Exhibit (10)e) to
                                              1987 10-K.
  10.8   Amendment No. 3 to the 1983 Plan.*   Exhibit (10)h) to
                                              1989 10-K, SEC File
                                              No. 1-168.
  10.9   Amendment No. 4 to the 1983 Plan.*                               X
  10.10  The 1981 Employees' Non-Qualified    Exhibit 10.7 to 1991
         Stock Option and Stock               10-K.
         Appreciation Rights Plan (the
         "1981 Plan").*
  10.11  Amendment No. 1 to the 1981 Plan.*   Exhibit (10)g) to
                                              1987 10-K.
  10.12  Amendment No. 2 to the 1981 Plan.*   Exhibit (10)k) to
                                              1989 10-K.
  10.13  Amendment No. 3 to the 1981 Plan.*   Exhibit (10)i) to
                                              1988 10-K, SEC File
                                              No. 1-168.
  10.14  Amendment No. 4 to the 1981 Plan.*                               X
  10.15  Employees' Retirement Plan of                                    X
         AMETEK, Inc., as restated January
         1, 1989 and amended to December
         31, 1993.*
  10.16  AMETEK, Inc. Retirement Plan for                                 X
         Directors, dated April 28, 1983
         (the "Directors Plan").*
  10.17  Amendment to the Directors Plan.*    Exhibit (10)o) to
                                              1984 10-K, SEC File
                                              No. 1-168.
  10.18  Second Amendment to the Directors    Exhibit (10)m) to
         Plan.*                               1986 10-K, SEC File
                                              No. 1-168.
  10.19  Third Amendment to the Directors     Exhibit (10)v) to
         Plan.*                               1987 10-K.
  10.20  AMETEK, Inc. Death Benefit Program   Exhibit (10)y) to
         for Directors, pursuant to which     1987 10-K.
         the Company has entered into
         agreements, restated January 1,
         1987, with certain directors and
         one former director of the Company
         (the "Directors Program").*
  10.21  Amendment No. 1 to the Directors     Exhibit (10)z) to
         Program.*                            1987 10-K.
  10.22  The AMETEK Savings and Investment    Exhibit 10.31 to 1992
         Plan, as restated and amended to     10-K.
         October 1, 1992 (the "Savings
         Plan").*
  10.23  Amendment No. 1 to the Savings                                   X
         Plan.*
  10.24  Reorganization and Distribution      Exhibit (2) to Form
         Agreement by and between the         8-K dated November
         Company and Ketema, Inc. (the        30, 1988, SEC File No
         "Reorganization and Distribution     1-168.
         Agreement").

                               INDEX TO EXHIBITS
                                 (ITEM 14(A)3)

                                                   INCORPORATED      FILED WITH
 EXHIBIT                                            HEREIN BY        ELECTRONIC
 NUMBER              DESCRIPTION                   REFERENCE TO      SUBMISSION
 -------             -----------                   ------------      ----------
  10.25  Agreements between the Company and   Exhibit 10.56 to 1991
         Ketema, Inc. amending certain        10-K.
         provisions of the Reorganization
         and Distribution Agreement.
  10.26  Benefits Agreement by and between    Exhibit (10)ss) to
         the Company and Ketema, Inc.         1988 10-K.
  10.27  Tax Agreement by and between the     Exhibit (10)tt) to
         Company and Ketema, Inc.             1988 10-K.
  10.28  Support Services Agreement by and    Exhibit (10)uu) to
         between the Company and Ketema,      1988 10-K.
         Inc.
  10.29  Form of Severance Benefit            Exhibit (10)ww) to
         Agreement between the Company and    1989 10-K.
         certain executives of the
         Company.*
  10.30  Form of Restricted Stock Agreement   Exhibit 10.59 to 1991
         between the Company and certain      10-K.
         directors of the Company, dated as
         of February 27, 1991.*
  10.31  Form of Restricted Stock Agreement   Exhibit 10.60 to 1991
         between the Company and certain      10-K.
         executives of the Company, dated
         as of May 21, 1991.*
  10.32  Form of Supplemental Retirement      Exhibit 10.61 to 1991
         Benefit Agreement between the        10-K.
         Company and certain executives of
         the Company, dated as of May 21,
         1991.*
  10.33  Supplemental Senior Executive        Exhibit 10.41 to 1992
         Death Benefit Plan, effective as     10-K.
         of January 1, 1992 (the "Senior
         Executive Plan").*
  10.34  Amendment No. 1 to the Senior        Exhibit 10.42 to 1992
         Executive Plan.*                     10-K.
  10.35  Senior Executive Split Dollar        Exhibit 10.43 to 1992
         Death Benefit Plan, dated as of      10-K.
         December 15, 1992.*
  10.36  Credit Agreement among the                                       X
         Company, Various Lending
         Institutions, Bank of Montreal,
         Corestates Bank, N.A., and PNC
         Bank, National Association, as Co-
         Agents, and the Chase Manhattan
         Bank, N.A., as Administrative
         Agent.
  21     Subsidiaries of the Registrant.                                  X
         (See page 44 of this report.)
  23     Consent of Independent Auditors.                                 X
         (See page 45 of this report.)
  99     Letter to the holders of the         Exhibit (21) to June
         Company's Common Stock, dated July   30, 1989 10-Q.
         31, 1989 (including Summary of
         Rights).

- - - --------
* Management contract or compensatory plan required to be filed pursuant to
   Item 601 of Regulation S-K.

                                                                      EXHIBIT 21

                          SUBSIDIARIES OF AMETEK, INC.

                                           STATE OR OTHER      PERCENTAGE OF
                                           JURISDICTION OF   VOTING SECURITIES
           NAME OF SUBSIDIARY             INCORPORATION OR     OWNED BY ITS
 AND NAME UNDER WHICH IT DOES BUSINESS      ORGANIZATION     IMMEDIATE PARENT*
 -------------------------------------   ------------------- -----------------
AmeSpace, Inc. .........................      Delaware             100%
 AMETEK Aerospace Products Inc. ........      Delaware             100%
AMETEK (Bermuda) Ltd. ..................       Bermuda             100%
AMETEK (Canada) Inc. ...................       Canada              100%
AMETEK Denmark A/S......................       Denmark             100%
AMETEK (FSC), Inc. ..................... U.S. Virgin Islands       100%
AMETEK, G.m.b.H. .......................       Germany             100%
 AMETEK Debro Messtechnik, G.m.b.H. ....       Germany             100%
AMETEK IMTSA, S.A. de C.V. .............       Mexico              100%
AMETEK (Italia) S.r.l. .................        Italy              100%
AMETEK (Japan) Ltd. ....................      Delaware             100%
AMETEK Mexicana, S.A. ..................       Mexico              100%
EMA Corp. ..............................      Delaware             100%
 AMETEK Holdings B.V. ..................     Netherlands           100%
  AMETEK Hong Kong......................      Hong Kong             99%
  AMETEK Singapore Private Ltd. ........      Singapore            100%
 WEBAK B.V. ............................     Netherlands           100%
Panalarm Ltd. ..........................       England             100%
 AMETEK Filters Ltd. ...................       England             100%

- - - --------
* Exclusive of directors' qualifying shares and shares held by nominees as required by the laws of the jurisdiction of incorporation.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statements (Forms S-8 Registration Nos. 33-40223 and 2-97434) pertaining to the Stock Incentive Plan, Employees' Stock Incentive Plan, Employees' Incentive Stock Option Plan, and Employees' Non-Qualified Stock Option and Stock Appreciation Rights Plan of AMETEK, Inc., and to The AMETEK Savings and Investment Plan, respectively, and in the related Prospectuses, of our report dated February 9, 1994, with respect to the financial statements and schedules of AMETEK, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1993.

                                          Ernst & Young

Philadelphia, PA
March 24, 1994