Form 10-Q
period 1994-03-31
AMETEK INC
filed 1994-05-13
CIK 6082

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                     ___________________________________

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1994
                               ----------------------------------------

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - -----
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from -----------------  to ------------------

Commission file number 1-168


                                AMETEK, INC.
   -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-4923320
   -----------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                 Station Square, Paoli, Pennsylvania   19301
   -----------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
                                                       ----------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X    No
      -----     -----


  The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

   Common Stock, $.01 Par Value, outstanding at April 30, 1994. . . 36,623,745 Shares

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

Item 1.  Financial Statements
- - -------  --------------------

                                AMETEK, INC.
                                ------------
                      CONSOLIDATED STATEMENT OF INCOME
                      --------------------------------
                                 (Unaudited)
               (Dollars in thousands except per-share amounts)

                                                    Three months ended March 31,
                                                   ----------------------------
                                                         1994          1993
                                                     ------------  ------------
Net sales                                                $199,273      $187,114
                                                       ----------    ----------
Expenses:
  Cost of sales (excluding depreciation)                  154,719       144,628
  Selling, general & administrative                        20,263        19,811
  Depreciation                                              6,817         7,256
  Resizing charges                                              -         2,905 (a)
                                                       ----------    ----------
                                                          181,799       174,600
                                                       ----------    ----------

Operating income                                           17,474        12,514
Other income (expenses):
  Interest expense                                         (5,032)       (4,588)
  Other, net                                                1,775         1,722
                                                       ----------    ----------
Income before income taxes                                 14,217         9,648
Provision for income taxes                                  5,410         3,552
                                                       ----------    ----------
Income before extraordinary item and
  cumulative effect of accounting change                    8,807         6,096
Extraordinary loss on early extinguishment
  of debt, net of taxes (Note 5)                          (11,810)            -
Cumulative effect of accounting change, net
  of taxes (Note 4)                                         3,819             -
                                                       ----------    ----------
Net income                                                   $816        $6,096
                                                       ==========    ==========

Earnings (loss) per share (Note 2):
 Income before extraordinary item and
   cumulative effect of accounting change                   $0.21         $0.14
 Extraordinary loss on early extinguishment
   of debt (Note 5)                                         (0.28)            -
 Cumulative effect of accounting change (Note 4)             0.09             -
                                                       ----------    ----------
   Net income                                               $0.02         $0.14
                                                       ==========    ==========
Cash dividends paid per share                               $0.06         $0.17
                                                       ==========    ==========

Average common shares outstanding                      42,644,128    44,247,170
                                                       ==========    ==========

(a) Reclassified to conform to 1993 year-end presentation.

                                See accompanying notes.

                                AMETEK, INC.
                                ------------

                    CONDENSED CONSOLIDATED BALANCE SHEET
                    ------------------------------------
                           (Dollars in thousands)

                                                      March 31,    December 31,
                                                         1994          1993
                                                     ------------  ------------
                                                     (Unaudited)
ASSETS
- - ------
Current assets:
    Cash and cash equivalents                             $49,058       $40,468
    Marketable securities (Note 4)                         16,665        44,191
    Receivables, net                                      123,230       108,068
    Inventories (Note 3)                                   91,456        91,894
    Deferred income taxes                                  13,248        13,346
    Other current assets                                    5,785         4,100
                                                        ---------     ---------
        Total current assets                              299,442       302,067
                                                        ---------     ---------

Property, plant and equipment                             395,277       384,435
    Less accumulated depreciation                        (207,781)     (199,626)
                                                        ---------     ---------
                                                          187,496       184,809
                                                        ---------     ---------

Intangibles, investments and other assets                  83,842        75,787
                                                        ---------     ---------

        Total assets                                     $570,780      $562,663
                                                        =========     =========



LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------

Current liabilities:
    Accounts payable                                      $65,116       $54,374
    Accruals                                               96,070        98,987
    Short-term borrowings and current
      portion of long-term debt (Note 5)                   45,476        14,543
                                                        ---------     ---------

        Total current liabilities                         206,662       167,904

Long-term debt (Note 5)                                   214,803       172,429

Deferred income taxes                                      30,020        27,948

Other long-term liabilities                                28,514        29,056

Stockholders' equity (Note 6)                              90,781       165,326
                                                        ---------     ---------
        Total liabilities and stockholders' equity       $570,780      $562,663
                                                        =========     =========


                          See accompanying notes.

                                AMETEK, INC.
                                ------------

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               ----------------------------------------------
                                 (Unaudited)
                           (Dollars in thousands)


                                                       Three months ended March 31,
                                                     -------------------------------
                                                           1994          1993
                                                       ------------  ------------
Cash provided by (used for):
Operating activities:
  Net income                                                   $816        $6,096
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt       11,810             -
    Cumulative effect of accounting change                   (3,819)            -
    Depreciation and amortization                             8,678         9,101
    Deferred income taxes                                     3,085            (7)
    Net change in operating working capital                  27,923        (4,903)
    Other                                                    (1,231)         (224)
                                                          ---------     ---------
      Total operating activities                             47,262        10,063
                                                          ---------     ---------
Investing activities:
  Additions to property, plant and equipment                 (7,370)       (9,403)
  Proceeds from sale of investments                           1,181         1,790
  Purchase of businesses and investments                       (347)       (8,739)
  Increase in marketable securities                               -       (16,349)
                                                          ---------     ---------
      Total investing activities                             (6,536)      (32,701)
                                                          ---------     ---------
Financing activities:
  Proceeds from issuance of long-term debt                  256,000             -
  Repayments of long-term debt                             (185,810)         (385)
  Debt prepayment premiums and debt issuance costs          (29,368)            -
  Repurchases of common stock                               (74,147)            -
  Cash dividends paid                                        (2,620)       (7,525)
  Other                                                       3,809           659
                                                          ---------     ---------
      Total financing activities                            (32,136)       (7,251)
                                                          ---------     ---------

Increase (decrease) in cash and cash equivalents              8,590       (29,889)

Cash and cash equivalents:
  As of January 1                                            40,468        59,138
                                                          ---------     ---------
  As of March 31                                            $49,058       $29,249
                                                          =========     =========


                              See accompanying notes.

                                AMETEK, INC.
                                ------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                               March 31, 1994
                               --------------
                                 (Unaudited)


Note 1 - Financial Statement Presentation
- - ------   --------------------------------

    The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at March 31, 1994 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1994 and 1993 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1993 Annual Report.

Note 2 - Earnings Per Share
- - ------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the first quarter of 1994 or 1993 if it were assumed that all outstanding stock options were exercised.

Note 3 - Inventories
- - ------   -----------

     The estimated components of inventory stated at lower of LIFO cost or market are:

                                                In thousands
                                          -------------------------
                                           March 31,   December 31,
                                             1994          1993
                                          -----------  ------------
                                          (Unaudited)

     Finished goods and parts                $30,032        $32,410
     Work in process                          24,904         23,683
     Raw materials and purchased parts        36,520         35,801
                                             -------        -------
                                             $91,456        $91,894
                                             =======        =======


Note 4 - Accounting Change
- - ------   -----------------

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires, among other things, that when an enterprise acquires debt and equity securities for the purpose of selling them in the near term, those securities are deemed to be trading securities and are to be reported at market value, with changes in the net unrealized gains and losses included in net income. Securities that are available for sale are required to be carried at market value, with changes in the net unrealized gains and losses recorded directly to stockholders' equity. Previously, unrealized gains and losses on held-for-sale securities of

                                AMETEK, INC.
                                ------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                               March 31, 1994
                               --------------
                                 (Unaudited)


Note 4 - Accounting Change (cont'd)
- - ------   -----------------

the Company's captive insurance subsidiary, which are now classified as trading securities, were included in stockholders' equity. Fixed income securities which are now classified as available for sale were previously carried at the lower of amortized cost or market value. The cumulative effect on net income as of January 1, 1994, of adopting this Statement for securities classified as trading was to increase net income by $3.8 million, or $.09 per share, net of taxes of $2.4 million. The change in unrealized gains and losses from adopting this Statement for securities classified as available for sale had no significant impact on stockholders' equity. In accordance with the Statement, the prior period financial statements have not been restated for this accounting change.

Note 5 - Long-Term Debt
- - ------   --------------

    Long-term debt consists of the following:

                                                 In thousands
                                           -------------------------
                                            March 31,   December 31,
                                              1994          1993
                                           -----------  ------------
                                           (Unaudited)

  8.95% notes payable                      $        -       $ 93,500
  9.35% notes payable                               -         75,000
  9.75% senior notes due 2004                 150,000              -
  7.25% secured bank term notes due
    1995 to 2001                               64,286              -
  Other                                           517          3,929
                                             --------       --------
                                             $214,803       $172,429
                                             ========       ========

    On March 21, 1994, the Company completed an offering of $150 million in principal amount of 9 3/4% senior notes due March 15, 2004. Also in March 1994, the Company borrowed $106 million under a new $250 million floating-rate senior secured bank credit agreement, consisting of $75 million of term loans payable from 1994 to 2001 based on an interest rate of 7 1/4%; and $31 million under a revolving credit facility which had an average interest rate of 6 7/8%. The proceeds from these issuances, together with available cash, were used to finance the Company's early retirement of existing debt aggregating $185.4 million, fund prepayment premiums and other expenses related to the sale of the senior notes and the bank credit agreement, along with the repurchase of outstanding shares of the Company's common stock. (See Note 6.)

    In connection with the early retirement of debt referred to above, in March 1994 the Company recorded an extraordinary loss of $11.8 million (net of tax benefits of $7.6 million), or $.28 per share, for the prepayment premiums paid and the write-off of related deferred debt issuance costs.

                                AMETEK, INC.
                                ------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                               March 31, 1994
                               --------------
                                 (Unaudited)


Note 6 - Stockholders' Equity
- - ------   --------------------

    Stockholders' equity consists of the following:

                                                      In thousands
                                               --------------------------
                                                March 31,   December 31,
                                                  1994          1993
                                               -----------  -------------
                                               (Unaudited)

    Preferred stock, $1.00 par value,
      authorized: 5,000,000 shares;
      none issued                                $      -       $      -
    Common stock, $1.00 par value,
      authorized: 100,000,000 shares;
      issued:  1994 - 40,412,217 shares
      and 1993 - 46,414,317 shares                 40,412         46,414
    Capital in excess of par value                      -          6,389
    Retained earnings                              98,229        161,297
                                                 --------       --------
                                                  138,641        214,100

    Net unrealized losses                         (21,025)       (21,632)
    Less:  Cost of shares held in treasury;
      1994 - 2,745,672 shares and
      1993 - 2,774,672 shares                     (26,835)       (27,142)
                                                 --------       --------
                                                 $ 90,781       $165,326
                                                 ========       ========


    During March 1994, the Company repurchased 6,002,100 shares of its common stock upon the exercise of an option and in a combination of privately negotiated and open market transactions for an aggregate price of $74.1 million, using a portion of the proceeds from the debt issuances described in Note 5.
The stock repurchases are ongoing, and were made under a previously announced plan intended to enhance shareholder value. The plan permits the Company to purchase outstanding shares of its common stock for an aggregate purchase price of up to $150 million. As of March 31, 1994, all of the repurchased shares have been retired as required by the Company's recent loan agreements, and such shares have been returned to the status of authorized but unissued shares.

    At the Annual Meeting of Stockholders on April 26, 1994, the Company's shareholders approved a reduction in the par value of the Company's common stock from $1.00 per share to $.01 per share. This change will result in a transfer of an equal amount from the common stock account to the capital in excess of par value account.

                                AMETEK, INC.
                                ------------

Item 2.  Management's Discussion and Analysis of Financial Condition
- - -------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

Financial Condition
- - -------------------

       Liquidity and Capital Resources
       -------------------------------

       Working capital at March 31, 1994 amounted to $92.8 million, a decrease of $41.4 million from December 31, 1993, due primarily to an increase in accounts payable and the current portion of borrowings. The ratio of current assets to current liabilities at March 31, 1994 was 1.45 to 1, compared to 1.80 to 1 at December 31, 1993.

       Cash generated by the Company's operating activities for the first quarter of 1994 totalled $47.3 million, compared to $10.1 million in the first quarter of 1993, an increase of $37.2 million. Of the increase, $27.9 million was provided by working capital, primarily due to net cash inflows of $31.6 million from transactions in trading securities. (See Note 4.) Previously, such cash flows were reported as changes in marketable securities under investing activities. Cash used for investing activities in the first quarter of 1994 totalled $6.5 million, compared to cash used of $32.7 million in the same period last year. Cash expended for investing activities in the 1994 quarter was primarily for additions to property, plant and equipment which totalled $7.4 million. The first quarter of the prior year included capital expenditures of $9.4 million and a $7 million cash purchase of a business, as well as a $16.3 million net increase in marketable securities. Cash used for financing activities since December 31, 1993 totalled $32.1 million. The proceeds received from the sale of $150 million of 9 3/4% senior public notes and borrowings of $106 million under a new $250 million senior secured bank credit agreement, along with available cash, were used (a) to retire $185.4 million of existing debt, (b) to fund debt prepayment premiums and debt issuance costs totalling $29.4 million, (c) to repurchase approximately 6 million shares of the Company's common stock at a cost of $74.1 million, and
       (d) to fund the new lower quarterly cash dividend. Under the Company's ongoing share repurchase program, which permits the Company to purchase up to $150 million of its outstanding common stock, a total of 7.5 million shares has been repurchased through a combination of privately negotiated and open market transactions as of May 10, 1994, representing 17.2% of the shares outstanding at December 31, 1993, at a cost of $93.8 million. As a result of the above activities, cash and cash equivalents and marketable securities totalled $65.7 million at March 31, 1994, a decrease of $18.9 million since December 31, 1993.

                                AMETEK, INC.
                                ------------

Financial Condition (cont'd)
- - -------------------

       The Company believes that the amount of cash available under the new bank credit agreement, together with cash on hand and cash flows generated from operations will provide sufficient funds to service debt obligations, finance the share repurchase program, and meet its operating needs in the foreseeable future.

Results of Operations
- - ---------------------

                  Operations for the first quarter of 1994
                    compared to the first quarter of 1993

       Sales for the first quarter of 1994 were $199.3 million, compared to sales of $187.1 million for the first quarter of 1993, an increase of $12.2 million or 6.5%. The sales improvement came primarily from the Company's Electro-mechanical Group, which increased $9.8 million or 13.4%. The Precision Instruments Group's sales of $70.4 million were essentially unchanged from last year's first-quarter sales, while the Industrial Materials Group's sales increased $2 million or 4.4%.

       Operating income for the first quarter of 1994 increased $2.1 million or 13.3% to $17.5 million, compared to $15.4 million in the first quarter of 1993 before including a $2.9 million charge primarily for resizing the Company's aerospace operations. This increase reflects overall improved operating performance and the initially modest benefits from the restructuring programs launched in the fourth quarter of 1993. Interest expense of $5 million in this year's first quarter increased 9.7% from the prior year because of the higher level of total debt outstanding during the period.

       The effective income tax rate was 38.1% for the first quarter of 1994 compared with 36.8% for the first quarter of 1993. The higher 1994 rate reflects the increase in the U.S federal statutory income tax rate from 34% to 35% which became effective in the third quarter of 1993.

       First quarter 1994 income before an extraordinary item and the cumulative effect of an accounting change was $8.8 million, or $.21 per share, compared with first quarter 1993 earnings before resizing charges of $7.9 million or $.18 per share, an improvement of 11.9%. After recognizing an $11.8 million ($.28 per share) after-tax loss from the early extinguishment of debt, and a $3.8 million ($.09 per share) after-tax gain due to a required change in accounting for certain marketable securities, net income for the first quarter of 1994 was $.8

                                AMETEK, INC.
                                ------------

Results of Operations (cont'd)
- - ---------------------

       million or $.02 per share. This compares to net income of $6.1 million or $.14 per share for the first quarter of 1993, which included a $.04 per share charge for business resizing.

            Electro-mechanical Group sales totalled $82.7 million in the current
            ------------------------
            quarter, an increase of $9.8 million or 13.4% from the first quarter of last year, due to improved demand for electric motor products manufactured by the Company's domestic and Italian operations. Before currency effects, the Italian operations reported a 27% increase in sales from the same quarter a year ago.

            Operating profit of this group declined $.5 million or 4.4% to $10.2 million in this year's first quarter. Group operating margins were suppressed by higher costs at the new plant in Rock Creek, N.C. stemming from inefficiencies related to increasing production levels, and the unfavorable impact of reconfiguring the plant in Graham, N.C., along with the negative effects of changes in product mix.

            In the Precision Instruments Group, sales of $70.4 million in this
                   ---------------------------
            year's first quarter were substantially the same as the $69.9 million of sales in the same quarter last year. Higher sales of truck instruments were largely offset by lower sales of aerospace instruments.

            Group operating profit for the current quarter increased to $6.4 million, from $4.4 million, before reflecting a $2.9 million resizing charge in the first quarter of 1993, an increase of $2 million or 45.7%. After the 1993 resizing charge, group operating profit was $1.5 million. Although the group reported a profit improvement, reflecting the initially modest benefits of business restructuring actions initiated in the fourth quarter of 1993 and improved operating efficiencies, 1994 operating profit reflects continued soft business conditions in aerospace and process control markets.

            The Industrial Materials Group's first-quarter 1994 sales increased
                ----------------------------
            $2 million or 4.4% to $46.2 million. Group operating profit for the current quarter increased $.6 million, or 10.7%, to $6.4 million. Both the increases, in sales and operating profit, were due to improved general business conditions which benefitted this group. All but one business in this group reported increased sales and operating profit, led by the specialty metals and liquid filtration businesses.

                                AMETEK, INC.
                                ------------

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 2.  Changes in Securities
- - -------  ---------------------

On March 11, 1994, the Company entered into a $250 million senior secured bank credit agreement. On March 21, 1994, the Company completed the sale of $150 million of 9 3/4% senior public notes and repaid its existing indebtedness to institutional lenders. Both the bank credit agreement and the indenture related to the sale of the senior public notes contain certain restrictions on the Company, including but not limited to restrictions regarding the payment of dividends, the incurrence of additional indebtedness, capital expenditures, liens, mergers, consolidations and certain sales of assets. The Company is also required by the agreements to maintain certain financial ratios.


Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 26, 1994. The following matters were voted on at the Annual Meeting:

 1) Election of Directors.  The following persons were elected as directors:
    ---------------------

                                                                   Shares
                                                    Shares     Voted Against
              Name                                 Voted for    or Withheld
       ----------------------                    -------------  -----------
       Walter E. Blankley                           34,170,091    1,041,578
       Lewis G. Cole                                34,170,335    1,041,334
       Helmut N. Friedlaender                       34,153,181    1,058,488
       Sheldon S. Gordon                            34,175,042    1,036,627
       Charles D. Klein                             34,150,865    1,060,804
       David P. Steinmann                           34,171,058    1,040,611
       Elizabeth R. Varet                           34,179,063    1,032,606

 2) Amendment to Certificate of Incorporation.  The stockholders approved a
    -----------------------------------------
  proposal to amend the Company's Certificate of Incorporation to reduce the par value of its common stock from $1.00 per share to $.01 per share. There were 33,360,708 shares voted in favor of the proposal; 1,027,993 shares voted against the proposal; and 822,968 abstentions.

 3) Appointment of Independent Auditors.  The stockholders approved the
    -----------------------------------
  appointment of Ernst & Young as independent auditors for the Company for the year 1994. There were 34,622,314 shares voted for approval; 308,237 shares voted against; and 281,118 abstentions.

 4) Shareholder Proposal.  The shareholders rejected a shareholder proposal to
    --------------------
  reconstitute and/or expand the Company's Board of Directors. There were 8,792,552 shares voted for approval; 20,985,979 shares voted against; 1,280,030 abstentions and 4,153,108 shares not voting.

                               AMETEK, INC.
                               ------------


Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

a)  Exhibits:

    Exhibit
    Number                           Description
    -------                          -----------

      4 Indenture dated as of March 15, 1994 between the Company and Corestates Bank N.A., as Trustee, relating to the Company's 9 3/4% Senior Notes due 2004.

     10 First Amendment to Credit Agreement among the Company, Various Lending Institutions, Bank of Montreal, Corestates Bank, N.A., and PNC Bank, National Association, as Co-Agents, and the Chase Manhattan Bank, N.A., as Administrative Agent.


b) Reports on Form 8-K: During the quarter ended March 31, 1994, the Company filed a report on Form 8-K dated February 10, 1994 under Item 5 regarding the Company's announcement of its 1993 results of operations.

                                AMETEK, INC.
                                ------------



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMETEK, INC.
                                       -----------------------------------
                                               (Registrant)



                                    By /s/ John J. Molinelli
                                       --------------------------------
                                       John J. Molinelli
                                       Senior Vice President -
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                    By /s/ Otto W. Richards
                                       --------------------------------
                                       Otto W. Richards
                                       Vice President and Comptroller
                                       (Principal Accounting Officer)


May 13, 1994