Form 10-Q
period 1994-06-30
AMETEK INC
filed 1994-08-12
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                      ----------------------------------

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994
                               ----------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission file number 1-168


                                 AMETEK, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                     13-4923320
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


                  Station Square, Paoli, Pennsylvania   19301
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
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

    Common Stock, $.01 Par Value, outstanding at July 31, 1994. . . 35,083,042 Shares

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
- - -------  --------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                    Three months ended June 30,     Six months ended June 30,
                                   ----------------------------   ----------------------------
                                        1994          1993             1994          1993
                                    ------------  ------------     ------------  ------------
Net sales                               $209,726      $186,820         $408,999      $373,934
                                      ----------    ----------       ----------    ----------
Expenses:
  Cost of sales (excluding
    depreciation)                        160,563       146,068          315,282       290,696
  Selling, general and
    administrative                        20,747        20,401           41,010        40,212
  Depreciation                             6,998         7,022           13,815        14,278
  Resizing charges                             -           700 (a)            -         3,605 (a)
                                      ----------    ----------       ----------    ----------
                                         188,308       174,191          370,107       348,791
                                      ----------    ----------       ----------    ----------

Operating income                          21,418        12,629           38,892        25,143
Other income (expenses):
  Interest expense                        (5,165)       (4,505)         (10,197)       (9,093)
  Other, net                                (123)        1,876            1,652         3,598
                                      ----------    ----------       ----------    ----------
Income before income taxes                16,130        10,000           30,347        19,648
Provision for income taxes                 6,461         3,778           11,871         7,330
                                      ----------    ----------       ----------    ----------
Income before extraordinary
  item and cumulative effect
  of accounting change                     9,669         6,222           18,476        12,318
Extraordinary loss on early
  extinguishment of debt, net
  of taxes (Note 5)                            -             -          (11,810)            -
Cumulative effect of
  accounting change, net of
  taxes (Note 4)                               -             -            3,819             -
                                      ----------    ----------       ----------    ----------
Net income                                $9,669        $6,222          $10,485       $12,318
                                      ==========    ==========       ==========    ==========

Earnings (loss) per share (Note 2):
 Income before extraordinary
   item and cumulative effect
   of accounting change                    $0.27         $0.14            $0.47         $0.28
 Extraordinary loss on early
   extinguishment of debt
   (Note 5)                                    -             -            (0.30)            -
 Cumulative effect of
   accounting change (Note 4)                  -             -             0.10             -
                                      ----------    ----------       ----------    ----------
   Net income                              $0.27         $0.14            $0.27         $0.28
                                      ==========    ==========       ==========    ==========
Cash dividends paid per share              $0.06         $0.17            $0.12         $0.34
                                      ==========    ==========       ==========    ==========
Average common shares
  outstanding                         36,358,827    44,082,412       39,501,478    44,164,791
                                      ==========    ==========       ==========    ==========

(a) Reclassified to conform to 1993 year-end presentation.

                                See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)

                                                       June 30,    December 31,
                                                         1994          1993
                                                     ------------  ------------
                                                     (Unaudited)
ASSETS
- - ------

Current assets:
    Cash and cash equivalents                             $67,005       $40,468
    Marketable securities (Note 4)                          9,066        44,191
    Receivables, net                                      129,924       108,068
    Inventories (Note 3)                                   93,810        91,894
    Deferred income taxes                                  13,578        13,346
    Other current assets                                    7,508         4,100
                                                        ---------     ---------
        Total current assets                              320,891       302,067
                                                        ---------     ---------

Property, plant and equipment                             392,318       384,435
    Less accumulated depreciation                        (211,237)     (199,626)
                                                        ---------     ---------
                                                          181,081       184,809
                                                        ---------     ---------

Intangibles, investments and other assets (Note 4)         79,356        75,787
                                                        ---------     ---------

        Total assets                                     $581,328      $562,663
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------

Current liabilities:
    Accounts payable                                      $71,932       $54,374
    Accruals                                              113,510        98,987
    Short-term borrowings and current
      portion of long-term debt (Note 5)                   20,199        14,543
                                                        ---------     ---------

        Total current liabilities                         205,641       167,904

Long-term debt (Note 5)                                   254,589       172,429

Deferred income taxes                                      29,113        27,948

Other long-term liabilities                                28,103        29,056

Stockholders' equity (Note 6)                              63,882       165,326
                                                        ---------     ---------
        Total liabilities and stockholders' equity       $581,328      $562,663
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

                                   AMETEK, INC.
                                   ------------

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  ----------------------------------------------
                                    (Unaudited)
                              (Dollars in thousands)


                                                        Six months ended June 30,
                                                     -------------------------------
                                                           1994          1993
                                                       ------------  ------------
Cash provided by (used for):

Operating activities:
  Net income                                                $10,485       $12,318
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt       11,810             -
    Cumulative effect of accounting change                   (3,819)            -
    Depreciation and amortization                            17,466        18,030
    Deferred income taxes                                     1,935           547
    Net change in operating working capital                  42,418          (871)
    Other                                                      (973)          (69)
                                                          ---------     ---------
      Total operating activities                             79,322        29,955
                                                          ---------     ---------
Investing activities:
  Additions to property, plant and equipment                (11,362)      (18,781)
  Proceeds from sale of investments and other assets          7,249         4,165
  Purchase of businesses and investments                       (953)       (9,085)
  Decrease (increase) in marketable securities                6,940        (9,095)
                                                          ---------     ---------
      Total investing activities                              1,874       (32,796)
                                                          ---------     ---------
Financing activities:
  Proceeds from issuance of long-term debt                  306,000             -
  Repayments of long-term debt                             (220,126)       (1,627)
  Debt prepayment premiums and debt issuance costs          (29,368)            -
  Repurchases of common stock                              (110,217)       (8,878)
  Cash dividends paid                                        (4,751)      (15,059)
  Other                                                       3,803           982
                                                          ---------     ---------
      Total financing activities                            (54,659)      (24,582)
                                                          ---------     ---------

Increase (decrease) in cash and cash equivalents             26,537       (27,423)

Cash and cash equivalents:
  As of January 1                                            40,468        59,138
                                                          ---------     ---------
  As of June 30                                             $67,005       $31,715
                                                          =========     =========

                              See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1994
                                 -------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
- - ------   --------------------------------

    The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at June 30, 1994 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1994 and 1993 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1993 Annual Report.

Note 2 - Earnings Per Share
- - ------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the second quarter or the first six months of 1994 or 1993 if it were assumed that all outstanding stock options were exercised. The sum of quarterly earnings per share does not equal year-to-date earnings per share for 1994 due to the effects of common stock repurchases (See Note 6).

Note 3 - Inventories
- - ------   -----------

     The estimated components of inventory stated at lower of LIFO cost or market are:

                                                   In thousands
                                             -------------------------
                                              June 30,    December 31,
                                                1994          1993
                                             -----------  ------------
                                             (Unaudited)

        Finished goods and parts               $ 31,406      $ 32,410
        Work in process                          26,163        23,683
        Raw materials and purchased parts        36,241        35,801
                                                -------       -------
                                               $ 93,810      $ 91,894
                                                =======       =======


Note 4 - Accounting Change
- - ------   -----------------

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect on net income as of January 1, 1994, of adopting this Statement for trading securities was to increase net income by $3.8 million, or $.10 per share, net of income taxes. The impact on stockholders' equity for all securities was not significant.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1994
                                 -------------
                                  (Unaudited)


Note 4 - Accounting Change (cont'd)
- - ------   -----------------

    As required by SFAS No. 115, management is to reevaluate the appropriate classification of securities at each balance sheet date, based on its intent to trade or hold the securities. Accordingly, all securities classified as trading securities on March 31, 1994 (primarily those of a captive insurance subsidiary) having an aggregate fair value of $16.7 million were transferred to available-for-sale securities effective April 1, 1994, in line with the Company's current investment objectives. This transfer had no effect on income or stockholders' equity. At June 30, 1994, debt and equity securities classified as available-for-sale had an aggregate fair value of $19.3 million ($20.1 million cost).

Note 5 - Long-Term Debt
- - ------   --------------

    Long-term debt consists of the following:

                                                 In thousands
                                           -------------------------
                                            June 30,    December 31,
                                              1994          1993
                                           -----------  ------------
                                           (Unaudited)

    8.95% notes payable                      $      -      $ 93,500
    9.35% notes payable                             -        75,000
    9.75% senior notes due 2004               150,000             -
    Secured bank term notes at
      various rates from 6.88% to 8.04%
      due 1995 to 2001                        104,175             -
    Other                                         414         3,929
                                              -------       -------
                                             $254,589      $172,429
                                              =======       =======

    On March 21, 1994, the Company completed an offering of $150 million in principal amount of 9 3/4% senior notes due March 15, 2004. Also during the first six months of 1994, the Company borrowed $156 million under a $250 million floating-rate senior secured bank credit agreement, consisting of $125 million of term loans payable from 1994 to 2001 based on current interest rates ranging from 6.88% to 8.04%, and $31 million, which was borrowed in March and repaid in May, 1994, under a revolving credit facility having an average interest rate of 6 5/8%. The net proceeds from these issuances, together with available cash, were used to: (a) finance the Company's early retirement of existing debt aggregating $185.4 million, (b) fund prepayment premiums and other expenses related to the sale of the senior notes and the bank credit agreement totalling $29.4 million, and (c) repurchase outstanding shares of the Company's common stock (See Note 6).

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1994
                                 -------------
                                  (Unaudited)

Note 5 - Long-Term Debt (cont'd)
- - ------   --------------

    In connection with the early retirement of debt referred to above, in March 1994 the Company recorded an extraordinary loss of $11.8 million (net of tax benefits of $7.6 million) or $.30 per share, for the prepayment premiums paid and the write-off of related deferred debt issuance costs.

Note 6 - Stockholders' Equity
- - ------   --------------------

    Stockholders' equity consists of the following:

                                                      In thousands
                                               --------------------------
                                                June 30,    December 31,
                                                  1994          1993
                                               -----------  -------------
                                               (Unaudited)

    Preferred stock, $1.00 par value,
      authorized: 5,000,000 shares;
      none issued                                $      -       $      -
    Common stock, $.01 par value,
      authorized: 100,000,000 shares;
      issued:  1994 - 37,742,017 shares
      and 1993 - 46,414,317 shares                    377         46,414
    Capital in excess of par value                 15,398          6,389
    Retained earnings                              94,794        161,297
                                                  -------        -------
                                                  110,569        214,100

    Net unrealized losses                         (20,678)       (21,632)
    Less:  Cost of shares held in treasury;
      1994 - 2,652,975 shares and
      1993 - 2,774,672 shares                     (26,009)       (27,142)
                                                  -------        -------
                                                 $ 63,882       $165,326
                                                  =======        =======


    During the first six months of 1994, the Company repurchased 8,672,300 shares of its common stock upon the exercise of an option and in a combination of privately negotiated and open market transactions for an aggregate price of $110.2 million, financed by a portion of the proceeds from the debt issuances described in Note 5. The stock repurchases are ongoing, and were made under a previously announced plan intended to enhance shareholder value. The plan permits the Company to purchase outstanding shares of its common stock for an aggregate purchase price of up to $150 million. As of June 30, 1994, all of the repurchased shares have been retired as required by the Company's recent loan agreements, and such shares have been returned to the status of authorized but unissued shares. At June 30, 1994, shares outstanding totalled 35,089,042, compared to 43,639,645 shares outstanding at December 31, 1993.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1994
                                 -------------
                                  (Unaudited)


Note 6 - Stockholders' Equity (cont'd)
- - ------   --------------------


    At the Annual Meeting of Stockholders on April 26, 1994, the Company's shareholders approved a reduction in the par value of the Company's common stock from $1.00 per share to $.01 per share. This change resulted in a transfer of an equal amount from the common stock account to the capital in excess of par value account.

                                AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition
- - -------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

Financial Condition
- - -------------------

       Liquidity and Capital Resources
       -------------------------------

       Working capital at June 30, 1994 amounted to $115.3 million, a decrease of $18.9 million from December 31, 1993, due primarily to the increase in accounts payable and accruals caused by the higher level of business activity, and a higher current portion of borrowings. The ratio of current assets to current liabilities at June 30, 1994 was 1.56 to 1, compared to 1.80 to 1 at December 31, 1993.

       Cash generated by the Company's operating activities for the first six months of 1994 totalled $79.3 million, compared to $30.0 million in the first six months of 1993, an increase of $49.3 million. Of the increase, $42.4 million was provided by operating working capital, primarily due to net cash inflows of $31.6 million from the sale of trading securities in the first quarter of this year (See Note 4).

       Investing activities provided cash of $1.9 million in the first six months of 1994, compared to cash used of $32.8 million in the same period last year. Cash generated from investing activities since the beginning of 1994 was primarily from net proceeds from the sale of investments, an idle facility and other assets totalling $13.3 million, reduced by capital expenditures of $11.4 million. The sale of the noninvestment assets were part of the 1993 restructuring program. Additions to property, plant and equipment in the first six months of the prior year totalled $18.8 million. The purchase of a business and net investments used cash of $14.0 million in 1993.

       The proceeds received from the sale of $150 million of 9 3/4% senior notes in the first quarter and first and second quarter borrowings of $106 million and $50 million, respectively, under a $250 million senior secured bank credit agreement, along with available cash, were used (a) to retire $185.4 million of existing debt, (b) to fund debt prepayment premiums and debt issuance costs totalling $29.4 million, (c) to repay the entire $31 million borrowed under a revolving credit facility, (d) to repurchase approximately 8.7 million shares of the Company's common stock at a cost of $110.2 million, and (e) to fund dividend payments. These transactions resulted in net cash payments for financing activities of $54.7 million since December 31, 1993. Under the Company's ongoing share repurchase program, which permits the Company to purchase

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
- - -------------------

       up to $150 million of its outstanding common stock, a total of 8.7 million shares has been repurchased through a combination of privately negotiated and open market transactions as of June 30, 1994. This represents 19.9% of the shares outstanding at December 31, 1993, at a total cost of $110.2 million, or an average price of $12.71 per share.

       As a result of the above activities, cash and cash equivalents and short-term marketable securities totalled $76.0 million at June 30, 1994, a decrease of $8.6 million since December 31, 1993. Management believes that the Company has sufficient cash flow from operations and borrowing capacity to meet its operating objectives, capital expenditure requirements, and to finance the share repurchase program, and service its debt obligations.

Results of Operations
- - ---------------------------

                   Operations for the second quarter of 1994
                    compared to the second quarter of 1993

       Sales for the second quarter of 1994 were $209.7 million, compared to sales of $186.8 million for the second quarter of 1993, an increase of $22.9 million or 12.3%. All business segments reported a sales increase. The largest portion of the sales improvement came from the Company's Electro-mechanical Group, which increased $18.3 million or 25.5%. The Precision Instruments Group's sales increased $1.9 million or 2.7%, while the Industrial Materials Group's sales increased $2.7 million or 6.1%.

       Operating income for the second quarter of 1994 increased $8.8 million or 69.6% to $21.4 million from $12.6 million in the second quarter of 1993. The second quarter of 1993 included a $.7 million charge for resizing the Company's aerospace operations. This increase in operating income results from the higher sales volume, overall improved operating performance and benefits from the resizing and restructuring programs launched in 1993. Each business segment reported an increase in operating profit.


       Interest expense was $5.2 million in this year's second quarter, an increase of 14.7% from the second quarter of 1993 due to the higher level of total debt outstanding during the current period. However, the effective interest rate on outstanding debt declined compared to the same period last year. Other expenses net in the current second quarter was $.1 million, compared to other income net of $1.9 million in the

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- - ---------------------

       same quarter of 1993. The current quarter reflects lower interest income and other net investment income.

       The effective income tax rate was 40.1% during the second quarter of 1994 compared with 37.8% for the same period in 1993. The higher 1994 rate reflects the increase in the U.S. federal statutory income tax rate from 34% to 35%, which became effective in the third quarter of 1993, and a higher effective foreign income tax rate due to a tax adjustment in the current quarter.

       Net income for the second quarter of 1994 was $9.7 million or $.27 per share, an increase of 55.4% from $6.2 million or $.14 per share earned in the second quarter of 1993.


          Electro-mechanical Group sales totalled $89.9 million in the second
          ------------------------
          quarter of 1994, an increase of $18.3 million or 25.5% from the second quarter of 1993, due to increased worldwide demand for electric motor products manufactured by the Company's domestic and Italian operations.


          The Italian operations continue to acheive significant increases in sales. Before currency effects, sales of these businesses increased 41% from the second quarter of 1993.

          Operating profit of this group increased $3.2 million or 35.1% to $12.3 million in the second quarter of 1994, primarily because of the higher level of sales. Margin improvements by the group were suppressed somewhat by higher costs at two production facilities in North Carolina, stemming from increasing production levels at the new Rock Creek plant, a plant realignment and expansion at the Graham facility, and operating inefficiencies being experienced at both plants.

          In the Precision Instruments Group, sales increased $1.9 million or
                 ---------------------------
          2.7% to $72.5 million in the second quarter of 1994. Higher sales of heavy truck instruments were largely offset by lower sales of aerospace instruments.

          Group operating profit for the second quarter of 1994 increased $4.7 million to $7.7 million, from $3.0 million in the same quarter of 1993. Operating profit for the 1993 quarter reflected a $.7 million resizing charge for aerospace operations. Although business conditions in the aerospace and process control markets remain soft, increases in operating margins reflect initial benefits

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- - ---------------------

          from the resizing and restructuring actions initiated in 1993, as well as improved labor efficiencies.

          The Industrial Materials Group's second quarter 1994 sales increased
              ----------------------------
          $2.7 million or 6.1% to $47.3 million. Group operating profit for the second quarter of 1994 increased $1.3 million, or 20.9%, to $7.4 million. The increases in group sales and operating profit were due to improved general business conditions, as well as performance improvement in the liquid filtration business. All but one business in this group reported increased sales and operating profit, led by the liquid filtration and plastics compounding businesses.


                  Operations for the first six months of 1994
                   compared to the first six months of 1993

       Sales for the first six months of 1994 were $409.0 million, compared to sales of $373.9 million for the first six months of 1993, an increase of $35.1 million or 9.4%. All business segments reported improved sales, led by the Company's Electro-mechanical Group, which increased $28.1 million or 19.4%. The Precision Instruments Group's sales increased $2.3 million or 1.7%, while the Industrial Materials Group's sales increased $4.7 million or 5.3%.


       Operating income for the first six months of 1994 increased $10.2 million or 35.5% to $38.9 million, compared to $28.7 million in the first six months of 1993 before including a charge of $3.6 million primarily for resizing the Company's aerospace operations. This increase reflects overall improved operating performance and the benefits from the resizing and restructuring programs launched in 1993. All operating groups contributed to the increase in operating income.

       Interest expense of $10.2 million in this year's first six months increased 12.1% from the prior year because of the higher level of total debt outstanding during the current period. Although, the effective interest rate on debt outstanding during the current period was lower than for the comparable period of 1993. Other income net declined $1.9 million to $1.7 million in the first six months of 1994 primarily because of less interest income, due to a lower average level of invested cash at reduced interest rates.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- - ---------------------

       The effective income tax rate was 39.1% for the first six months of 1994 compared with 37.3% for the first six months of 1993. The higher 1994 rate reflects the increase in the U.S federal statutory income tax rate from 34% to 35% which became effective in the third quarter of 1993.

       Income for the first six months of 1994 before an extraordinary charge and a gain from the cumulative effect of an accounting change was $18.5 million, or $.47 per share, compared with the first six months of 1993, when earnings before resizing charges were $14.5 million or $.33 per share, an improvement of 27.3%. After an extraordinary loss of $11.8 million ($.30 per share) after-tax from the early extinguishment of debt, and a $3.8 million ($.10 per share) after-tax gain due to a required change in accounting for certain marketable securities, net income for the first six months of 1994 was $10.5 million or $.27 per share. This compares to net income of $12.3 million or $.28 per share for the six months of 1993, which included a $.05 per share charge for business resizing.

          Electro-mechanical Group sales totalled $172.6 million in the first
          ------------------------
          six months of 1994, an increase of $28.1 million or 19.4% from the first half of last year, due to increased worldwide demand for electric motor products manufactured by the Company's domestic and Italian operations. Before currency effects, the Italian operations reported a 34% increase in sales from the first six month period of 1993.

          Operating profit of this group increased $2.7 million or 13.8% to $22.5 million in the first six months of 1994, primarily because of the higher sales volume. Significant increases in operating margins by the Italian operations were partially offset by operating inefficiencies related to the reconfiguration and expansion of the plant in Graham, N.C., and by higher costs and inefficiencies associated with increasing production levels at the new Rock Creek, N.C. facility, as well as the negative effects of changes in product mix.

          In the Precision Instruments Group, sales in the first six months of
                 ---------------------------
          1994 were $142.9 million, an increase of $2.3 million or 1.7% from the first half of 1993. Higher sales of heavy truck instruments were substantially offset by lower sales of aerospace and process control instruments.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- - ---------------------

          Group operating profit for the first half of 1994 increased $6.1 million to $14.1 million, from $8.0 million, before reflecting a 1993 resizing charge of $3.6 million. After the 1993 resizing charge, group operating profit was $4.4 million. Although soft business conditions continued in aerospace and process control markets served by this group, improvements in operating margins were realized due to initial benefits from the restructuring actions initiated in 1993, as well as from improved labor efficiencies.

          The Industrial Materials Group's sales for the first six months of
              ----------------------------
          1994 increased $4.7 million or 5.3% to $93.5 million. Group operating profit for the first half of 1994 increased $1.9 million, or 16.0%, to $13.8 million. The group benefitted from increases in both sales and operating profit due to improvement in the general economy, as well as better performance by the liquid filtration business. All but one business in this group reported increased sales and operating profit, which was led by the specialty metals, liquid filtration and plastics compounding businesses.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

a)  Exhibits:

    Exhibit
    Number                        Description
    ------                        -----------

      3 Composite Certificate of Incorporation of AMETEK, Inc., as amended to and including April 26, 1994


b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

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


August 12, 1994