Form 10-Q
period 1994-09-30
AMETEK INC
filed 1994-11-10
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                      -----------------------------------

(MARK ONE)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1994
                               ----------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ----
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________  TO __________________

COMMISSION FILE NUMBER 1-168


                                 AMETEK, INC.
- -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                        13-4923320
- ------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                  STATION SQUARE, PAOLI, PENNSYLVANIA   19301
- ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   610-647-2121
                                                       ----------------


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED
  TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  YES   X    NO
      -----     ----


  THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING AS OF THE LATEST PRACTICABLE DATE WAS:

   COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT OCTOBER 31, 1994. . . 34,654,638 SHARES

                            PART I. FINANCIAL INFORMATION
                            -----------------------------

Item 1.  Financial Statements
- -------  --------------------
                                     AMETEK, INC.
                                     ------------
                           CONSOLIDATED STATEMENT OF INCOME
                           --------------------------------
                                     (Unaudited)
                   (Dollars in thousands except per-share amounts)

                                      Three months ended September 30,        Nine months ended September 30,
                                      --------------------------------       -------------------------------
                                            1994            1993                   1994          1993
                                         -----------     ----------           ------------    ------------


Net sales                                    $198,672        $175,003               $607,671      $548,937
                                           ----------      ----------             ----------    ----------
Expenses:
  Cost of sales (excluding
    depreciation)                             152,099         138,182                467,381       428,878
  Selling, general and
    administrative                             19,322          19,079                 60,332        59,291
  Depreciation                                  7,009           6,867                 20,824        21,145
  Resizing charges                                 -            4,385                      -         7,990
                                           ----------      ----------             ----------    ----------
                                              178,430         168,513                548,537       517,304
                                           ----------      ----------             ----------    ----------

Operating income                               20,242           6,490                 59,134        31,633
Other income (expenses):
  Interest expense                             (6,064)         (4,338)               (16,261)      (13,431)
  Other, net                                    1,679           1,961                  3,331         5,559
                                           ----------      ----------             ----------    ----------
Income before income taxes                     15,857           4,113                 46,204        23,761
Provision for income taxes                      5,631           2,133                 17,502         9,463
                                           ----------      ----------             ----------    ----------
Income before extraordinary
  item and cumulative effect
  of accounting change                         10,226           1,980                 28,702        14,298
Extraordinary loss on early
  extinguishment of debt, net
  of taxes (Note 5)                                 -               -                (11,810)            -
Cumulative effect of
  accounting change, net of
  taxes (Note 4)                                    -               -                  3,819             -
                                           ----------      ----------             ----------    ----------
Net income                                    $10,226          $1,980                $20,711       $14,298
                                           ==========      ==========             ==========    ==========

Earnings (loss) per share (Note 2):
 Income before extraordinary
   item and cumulative effect
   of accounting change                        $0.29           $0.05                   $0.76         $0.33
 Extraordinary loss on early
   extinguishment of debt
   (Note 5)                                        -               -                   (0.31)            -
 Cumulative effect of
   accounting change (Note 4)                      -               -                    0.10             -
                                          ----------      ----------              ----------    ----------
   Net income                                  $0.29           $0.05                   $0.55         $0.33
                                          ==========      ==========              ==========    ==========
Cash dividends paid per share                  $0.06           $0.17                   $0.18         $0.51
                                          ==========      ==========              ==========    ==========
Average common shares
  outstanding                             34,838,972      43,637,840              37,947,309    43,989,141
                                          ==========      ==========              ==========    ==========

                                See accompanying notes.

                                  AMETEK, INC.
                                  ------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                             (Dollars in thousands)

                                                       September 30,     December 31,
                                                           1994             1993
                                                       -------------     ------------
                                                       (Unaudited)
ASSETS
- ------

Current assets:
    Cash and cash equivalents                               $18,879         $40,468
    Marketable securities (Note 4)                            9,766          44,191
    Receivables, net                                        118,608         108,068
    Inventories (Note 3)                                     97,982          91,894
    Deferred income taxes                                    13,252          13,346
    Other current assets                                      8,839           4,100
                                                          ---------       ---------
        Total current assets                                267,326         302,067
                                                          ---------       ---------

Property, plant and equipment                               397,341         384,435
    Less accumulated depreciation                          (217,445)       (199,626)
                                                          ---------       ---------
                                                            179,896         184,809
                                                          ---------       ---------

Intangibles, investments and other assets (Note 4)           80,456          75,787
                                                          ---------       ---------

        Total assets                                       $527,678        $562,663
                                                          =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

Current liabilities:
    Accounts payable                                        $63,196         $54,374
    Accruals                                                111,241          98,987
    Current portion of long-term debt (Note 5)                5,396          14,543
                                                          ---------       ---------

        Total current liabilities                           179,833         167,904

Long-term debt (Note 5)                                     227,449         172,429

Deferred income taxes                                        28,723          27,948

Other long-term liabilities                                  26,652          29,056

Stockholders' equity (Note 6)                                65,021         165,326
                                                         ----------       ---------
        Total liabilities and stockholders' equity         $527,678        $562,663
                                                         ==========       =========

                          See accompanying notes.

                                   AMETEK, INC.
                                   ------------

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  ----------------------------------------------
                                    (Unaudited)
                              (Dollars in thousands)

                                                                 Nine months ended September 30,
                                                                -------------------------------
                                                                      1994           1993
                                                                  ------------   ------------
Cash provided by (used for):

Operating activities:
  Net income                                                         $20,711        $14,298
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt                11,810              -
    Cumulative effect of accounting change                            (3,819)             -
    Depreciation and amortization                                     26,301         26,849
    Deferred income taxes                                              1,370              8
    Noncash portion of resizing charges                                   -           4,100
    Net change in operating working capital                           32,417         (9,228)
    Other                                                               (223)          (611)
                                                                   ---------      ---------
      Total operating activities                                      88,567         35,416
                                                                   ---------      ---------
Investing activities:
  Additions to property, plant and equipment                         (16,795)       (29,207)
  Proceeds from sale of investments and other assets                   7,271          4,353
  Purchase of businesses and investments                              (1,113)       (13,021)
  Decrease in marketable securities                                    7,355         26,278
                                                                   ---------      ---------
      Total investing activities                                      (3,282)       (11,597)
                                                                   ---------      ---------
Financing activities:
  Proceeds from issuance of long-term debt                           306,000              -
  Repayments of long-term debt                                      (260,227)       (18,829)
  Debt prepayment premiums and debt issuance costs                   (29,368)             -
  Repurchases of common stock                                       (118,833)        (8,878)
  Cash dividends paid                                                 (6,827)       (22,477)
  Other                                                                2,381          1,382
                                                                   ---------      ---------
      Total financing activities                                    (106,874)       (48,802)
                                                                   ---------      ----------

(Decrease) in cash and cash equivalents                              (21,589)       (24,983)

Cash and cash equivalents:
  As of January 1                                                     40,468         59,138
                                                                   ---------      ---------
  As of September 30                                                 $18,879        $34,155
                                                                   =========      =========

                              See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1994
                              ------------------
                                  (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION
- ------   --------------------------------

    THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS ARE UNAUDITED, BUT THE COMPANY BELIEVES THAT ALL ADJUSTMENTS (WHICH CONSIST OF NORMAL RECURRING ACCRUALS) NECESSARY FOR FAIR PRESENTATION OF THE CONSOLIDATED FINANCIAL POSITION OF THE COMPANY AT SEPTEMBER 30, 1994 AND THE CONSOLIDATED RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993 HAVE BEEN INCLUDED. QUARTERLY RESULTS OF OPERATIONS ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR THE FULL YEAR. QUARTERLY FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES IN THE COMPANY'S 1993 ANNUAL REPORT.

NOTE 2 - EARNINGS PER SHARE
- ------   ------------------

    THE COMPUTATION OF EARNINGS PER SHARE IS BASED ON THE AVERAGE NUMBER OF COMMON SHARES OUTSTANDING EACH PERIOD. NO MATERIAL DILUTION OF EARNINGS PER SHARE WOULD RESULT FOR THE THIRD QUARTER OR THE FIRST NINE MONTHS OF 1994 OR 1993 IF IT WERE ASSUMED THAT ALL OUTSTANDING STOCK OPTIONS WERE EXERCISED. THE SUM OF QUARTERLY EARNINGS PER SHARE WILL NOT EQUAL YEAR-TO-DATE EARNINGS PER SHARE FOR 1994 DUE TO THE EFFECTS OF COMMON STOCK REPURCHASES (SEE NOTE 6).

NOTE 3 - INVENTORIES
- ------   -----------

     THE ESTIMATED COMPONENTS OF INVENTORY STATED AT LOWER OF LIFO COST OR MARKET ARE:

                                                         IN THOUSANDS
                                                 ----------------------------
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1994           1993
                                                 ---------------  -----------
                                                   (UNAUDITED)
        FINISHED GOODS AND PARTS                    $33,730         $32,410
        WORK IN PROCESS                              24,411          23,683
        RAW MATERIALS AND PURCHASED PARTS            39,841          35,801
                                                    -------         -------
                                                    $97,982         $91,894
                                                    =======         =======

NOTE 4 - ACCOUNTING CHANGE
- ------   -----------------

    EFFECTIVE JANUARY 1, 1994, THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." THE CUMULATIVE EFFECT ON NET INCOME AS OF JANUARY 1, 1994, OF ADOPTING THIS STATEMENT FOR TRADING SECURITIES WAS TO INCREASE NET INCOME BY $3.8 MILLION, NET OF INCOME TAXES, OR $.10 PER SHARE. THE IMPACT ON STOCKHOLDERS' EQUITY OF ADOPTING THIS STATEMENT FOR ALL SECURITIES WAS NOT
SIGNIFICANT.   AS REQUIRED BY SFAS NO. 115, MANAGEMENT IS TO REEVALUATE THE
APPROPRIATE CLASSIFICATION OF SECURITIES AT EACH BALANCE SHEET DATE, BASED ON ITS INTENT TO TRADE OR HOLD THE SECURITIES.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1994
                              ------------------
                                  (UNAUDITED)

NOTE 4 - ACCOUNTING CHANGE (CONT'D)
- ------   -----------------

    ACCORDINGLY, AND AS A RESULT OF THE CONSUMMATION OF NEW DEBT AGREEMENTS BY THE COMPANY IN LATE MARCH 1994, WHICH CONTAIN RESTRICTIVE COVENANTS AS TO THE AMOUNT AND COMPOSITION OF THE COMPANY'S INVESTMENT PORTFOLIO, ALL SECURITIES CLASSIFIED AS TRADING SECURITIES ON MARCH 31, 1994 (PRIMARILY SECURITIES OF A CAPTIVE INSURANCE SUBSIDIARY) HAVING AN AGGREGATE FAIR VALUE OF $16.7 MILLION WERE TRANSFERRED TO AVAILABLE-FOR-SALE SECURITIES EFFECTIVE APRIL 1, 1994. DUE TO THE RESTRICTIVE COVENANTS, MOST OF THE COMPANY'S TRADING SECURITIES PORTFOLIO WAS SOLD LATE IN MARCH 1994 AND NOT REPLACED. THEREFORE, UNDER MANAGEMENT'S REVISED INVESTMENT OBJECTIVES, MANAGEMENT DOES NOT INTEND TO ACTIVELY TRADE SECURITIES CURRENTLY HELD, AND AVAILABLE FOR SALE, OR SECURITIES TO BE ACQUIRED IN THE FUTURE. THE EFFECT OF THE TRANSFER OF ALL SECURITIES FROM THE TRADING PORTFOLIO TO AVAILABLE-FOR-SALE HAD NO EFFECT ON INCOME OR STOCKHOLDERS' EQUITY. AT SEPTEMBER 30, 1994, DEBT AND EQUITY SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE HAD AN AGGREGATE FAIR VALUE OF $20.1 MILLION ($19.9 MILLION COST).


NOTE 5 - LONG-TERM DEBT
- ------   --------------

    LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                  IN THOUSANDS
                                          -----------------------------
                                           SEPTEMBER 30,  DECEMBER 31,
                                               1994            1993
                                          ---------------  ------------
                                            (UNAUDITED)

8.95% NOTES PAYABLE                           $      -       $106,750
9.35% NOTES PAYABLE                                  -         75,000
9.75% SENIOR NOTES DUE 2004                    150,000              -
FIXED/FLOATING RATE SECURED BANK
 TERM NOTES DUE 1995 TO 1999                    50,000              -
FLOATING RATE REVOLVING LOANS DUE 1999          32,025              -
OTHER                                              820          5,222
                                              --------    -----------
                                               232,845        186,972
LESS CURRENT PORTION                            (5,396)       (14,543)
                                              --------    -----------
                                              $227,449       $172,429
                                              ========    ===========


    ON MARCH 21, 1994, THE COMPANY COMPLETED AN OFFERING OF $150 MILLION IN PRINCIPAL AMOUNT OF 9 3/4% SENIOR NOTES DUE MARCH 15, 2004. ALSO IN MARCH 1994, THE COMPANY ENTERED INTO A $250 MILLION FIXED/FLOATING RATE SENIOR SECURED CREDIT AGREEMENT WITH A GROUP OF BANKS WHICH PROVIDED COMMITMENTS OF $125 MILLION EACH FOR TERM LOANS AND REVOLVING LOANS.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1994
                              ------------------
                                  (UNAUDITED)

NOTE 5 - LONG-TERM DEBT (CONT'D)
- ------   --------------

    IN OCTOBER 1994, THE COMPANY AMENDED THE BANK CREDIT AGREEMENT, REDUCING THE TOTAL CREDIT FACILITY FROM $250 MILLION TO $200 MILLION. THE AMENDED AGREEMENT REDUCES THE TERM LOAN COMMITMENT FROM $125 MILLION TO $50 MILLION, ALL OF WHICH IS OUTSTANDING AT SEPTEMBER 30, 1994, AND IS TO BE REPAID IN SEMI-ANNUAL INSTALLMENTS OVER FIVE YEARS BEGINNING IN 1995. THE AGREEMENT ALSO INCREASES THE REVOLVING LOAN COMMITMENT FROM $125 MILLION TO $150 MILLION, OF WHICH $32 MILLION IS OUTSTANDING AT SEPTEMBER 30, 1994. THE REVOLVING LOAN COMMITMENT EXPIRES IN 1999, AND ANY LOANS OUTSTANDING THEREUNDER MATURE AT THAT TIME.

    ADDITIONALLY, THE AMENDED AGREEMENT LOWERS INTEREST RATES AND REDUCES COMMITMENT FEES AND, SUBJECT TO AUTHORIZATION BY THE BOARD OF DIRECTORS, ALLOWS THE COMPANY TO SPEND UP TO $25 MILLION TO REPURCHASE A PORTION OF ITS 9 3/4% SENIOR NOTES, OR TO MAKE ADDITIONAL REPURCHASES OF THE COMPANY'S COMMON STOCK (SEE NOTE 6), OR A COMBINATION THEREOF.

    OUTSTANDING LOANS UNDER THE CREDIT FACILITY ARE SUBJECT TO INTEREST RATE SWAP AND CAP AGREEMENTS BASED ON A COMBINATION OF A FIXED RATE AND THE LONDON INTERBANK OFFERED RATE (LIBOR), PLUS A NEGOTIATED SPREAD OVER LIBOR. THE WEIGHTED INTEREST RATES ON LOANS UNDER THE AMENDED AGREEMENT IS 6.88% FOR TERM LOANS AND 6.07% FOR REVOLVING LOANS. THE COMPANY'S LOAN AGREEMENTS CONTAIN REQUIREMENTS, WHICH AMONG OTHER THINGS, PROVIDE FOR COMPLIANCE WITH CERTAIN FINANCIAL RATIOS. AT SEPTEMBER 30, 1994, THE COMPANY WAS IN COMPLIANCE WITH ALL SUCH REQUIREMENTS.

    THE NET PROCEEDS FROM DEBT ISSUANCES IN MARCH 1994, TOGETHER WITH
AVAILABLE CASH, WERE USED TO: (A) FINANCE THE COMPANY'S EARLY RETIREMENT OF DEBT IN MARCH 1994 AGGREGATING $185.4 MILLION, (B) FUND PREPAYMENT PREMIUMS AND OTHER EXPENSES RELATED TO THE SALE OF THE SENIOR NOTES AND THE BANK CREDIT AGREEMENT TOTALLING $29.4 MILLION, AND (C) REPURCHASE OUTSTANDING SHARES OF THE COMPANY'S COMMON STOCK (SEE NOTE 6).

    IN CONNECTION WITH THE MARCH 1994 EARLY RETIREMENT OF DEBT, THE COMPANY RECORDED AN EXTRAORDINARY LOSS OF $11.8 MILLION (NET OF TAX BENEFITS OF $7.6 MILLION) OR $.31 PER SHARE, FOR THE PREPAYMENT PREMIUMS PAID AND THE WRITE-OFF OF RELATED DEFERRED DEBT ISSUANCE COSTS.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1994
                              ------------------
                                  (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY
- ------   --------------------

    STOCKHOLDERS' EQUITY CONSISTS OF THE FOLLOWING:

                                                       IN THOUSANDS
                                               -----------------------------
                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1994            1993
                                               ---------------  ------------
                                                 (UNAUDITED)
    PREFERRED STOCK, $1.00 PAR VALUE,
      AUTHORIZED: 5,000,000 SHARES;
      NONE ISSUED                                  $      -      $      -
    COMMON STOCK, $.01 PAR VALUE,
      AUTHORIZED: 100,000,000 SHARES;
      ISSUED:  1994 - 37,193,217 SHARES
      AND 1993 - 46,414,317 SHARES                      372        46,414
    CAPITAL IN EXCESS OF PAR VALUE                    6,934         6,389
    RETAINED EARNINGS                               102,944       161,297
                                                   --------      --------
                                                    110,250       214,100
    NET UNREALIZED LOSSES                           (19,525)      (21,632)
    LESS:  COST OF SHARES HELD IN TREASURY;
      1994 - 2,621,469 SHARES AND
      1993 - 2,774,672 SHARES                       (25,704)      (27,142)
                                                   --------      --------
                                                   $ 65,021      $165,326
                                                   ========      ========

    DURING THE FIRST NINE MONTHS OF 1994, THE COMPANY REPURCHASED 9,221,100 SHARES OF ITS COMMON STOCK UPON THE EXERCISE OF AN OPTION AND IN A COMBINATION OF PRIVATELY NEGOTIATED AND OPEN MARKET TRANSACTIONS FOR AN AGGREGATE PRICE OF $118.8 MILLION, FINANCED BY A PORTION OF THE PROCEEDS FROM THE DEBT ISSUANCES DESCRIBED IN NOTE 5. THE STOCK REPURCHASES ARE BEING MADE UNDER A PREVIOUSLY ANNOUNCED PLAN INTENDED TO ENHANCE SHAREHOLDER VALUE. THE PLAN PERMITS THE COMPANY TO PURCHASE OUTSTANDING SHARES OF ITS COMMON STOCK FOR AN AGGREGATE PURCHASE PRICE OF UP TO $150 MILLION. AS DESCRIBED IN NOTE 5, AN AMENDMENT TO THE COMPANY'S BANK CREDIT AGREEMENT EFFECTIVE IN OCTOBER 1994, AMONG OTHER THINGS, PERMITS THE COMPANY TO PURCHASE UP TO AN ADDITIONAL $25 MILLION OF ITS COMMON STOCK, SUBJECT TO BOARD APPROVAL, FOR A MAXIMUM TOTAL POTENTIAL PURCHASE OF $175 MILLION.

    AS OF SEPTEMBER 30, 1994, ALL OF THE REPURCHASED SHARES HAVE BEEN RETIRED AS REQUIRED BY THE COMPANY'S LOAN AGREEMENTS, AND SUCH SHARES HAVE BEEN RETURNED TO THE STATUS OF AUTHORIZED BUT UNISSUED SHARES. AT SEPTEMBER 30, 1994, SHARES OUTSTANDING TOTALLED 34,571,748, COMPARED TO 43,639,645 SHARES OUTSTANDING AT DECEMBER 31, 1993.

    AT THE ANNUAL MEETING OF STOCKHOLDERS ON APRIL 26, 1994, THE COMPANY'S SHAREHOLDERS APPROVED A REDUCTION IN THE PAR VALUE OF THE COMPANY'S COMMON STOCK FROM $1.00 PER SHARE TO $.01 PER SHARE. THIS CHANGE RESULTED IN A TRANSFER OF AN EQUAL AMOUNT FROM THE COMMON STOCK ACCOUNT TO THE CAPITAL IN EXCESS OF PAR VALUE ACCOUNT.

                                 AMETEK, INC.
                                 ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
- -------------------

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       WORKING CAPITAL AT SEPTEMBER 30, 1994 AMOUNTED TO $87.5 MILLION, A DECREASE OF $46.7 MILLION FROM DECEMBER 31, 1993, DUE PRIMARILY TO THE DECREASE IN CASH AND SECURITIES FROM DEBT REPAYMENTS, AND AN INCREASE IN ACCOUNTS PAYABLE AND ACCRUALS CAUSED BY THE HIGHER LEVEL OF BUSINESS ACTIVITY. THE RATIO OF CURRENT ASSETS TO CURRENT LIABILITIES AT SEPTEMBER 30, 1994 WAS 1.49 TO 1, COMPARED TO 1.80 TO 1 AT DECEMBER 31, 1993.

       CASH GENERATED BY THE COMPANY'S OPERATING ACTIVITIES FOR THE FIRST NINE MONTHS OF 1994 TOTALLED $88.6 MILLION, COMPARED TO $35.4 MILLION IN THE FIRST NINE MONTHS OF 1993, AN INCREASE OF $53.2 MILLION. CASH GENERATED SINCE THE BEGINNING OF 1994 INCLUDES $32.4 MILLION WHICH WAS PROVIDED BY OPERATING WORKING CAPITAL, PRIMARILY DUE TO NET CASH INFLOWS OF $31.6 MILLION FROM THE SALE OF TRADING SECURITIES IN THE FIRST QUARTER OF THIS YEAR (SEE NOTE 4). THE HIGHER INCOME AFTER ADJUSTING FOR NONRECURRING ITEMS ALSO CONTRIBUTED TO THE IMPROVED OPERATING CASH FLOW.

       CASH USED FOR BUSINESS RESTRUCTURING ACTIVITIES IN THE FIRST NINE MONTHS OF 1994, PRIMARILY FOR PERSONNEL REDUCTIONS, WAS NOT SIGNIFICANT. DURING THIS NINE MONTH PERIOD, CERTAIN DELAYS HAVE BEEN ENCOUNTERED IN IMPLEMENTING SPECIFIC PORTIONS OF THE RESTRUCTURING PLAN. THESE DELAYS INCLUDED FINDING A SUITABLE LOCATION AND SECURING A FACILITY IN BINGHAMTON, NEW YORK FOR THE RELOCATION OF THE SELLERSVILLE, PENNSYLVANIA AEROSPACE MANUFACTURING OPERATIONS, WHICH WAS ACCOMPLISHED IN SEPTEMBER 1994. IN ADDITION, THE COMPANY IS EXPERIENCING A DELAY IN THE TIMING OF CERTAIN PLANNED WORKFORCE REDUCTIONS AT THE SELLERSVILLE PLANT. HOWEVER, FOR ALL OF 1994, AND PRINCIPALLY IN THE FOURTH QUARTER, MANAGEMENT EXPECTS TO INCUR CASH EXPENDITURES FOR RESTRUCTURING OF APPROXIMATELY $5 TO $6 MILLION AGAINST ITS ORIGINAL ESTIMATE OF APPROXIMATELY $24 MILLION FOR 1994 AND 1995 COMBINED. IN ADDITION TO THE EXPENDITURES FOR PERSONNEL REDUCTIONS MENTIONED ABOVE, THE TOTAL 1994 CASH OUTLAY WILL INCLUDE DISBURSEMENTS FOR THE RELOCATION OF AEROSPACE OPERATIONS AND FACILITIES COMBINATION. ALTHOUGH CASH EXPENDITURES RELATED TO THE RESTRUCTURING ACCRUAL ARE SLIGHTLY BEHIND THE ORIGINAL PLAN, MANAGEMENT STILL BELIEVES THAT THE RESTRUCTURING ACCRUAL IS ADEQUATE.

                                 AMETEK, INC.
                                 ------------

       FINANCIAL CONDITION (CONT'D)
       -------------------

       THE RESTRUCTURING PROGRAM IS PRODUCING THE ANTICIPATED BENEFITS WHICH ARE AHEAD OF SCHEDULE, RESULTING FROM REDUCED LABOR COSTS, IMPROVED PRODUCTIVITY AND OTHER LOWER OPERATING COSTS. WHEN THE ENTIRE RESTRUCTURING PROGRAM IS IMPLEMENTED, IT IS ANTICIPATED THAT THE BENEFITS WILL MORE THAN OFFSET THE CASH EXPENDITURES UNDER THE PLAN OVER TIME.

       INVESTING ACTIVITIES USED CASH OF $3.3 MILLION IN THE FIRST
       NINE MONTHS OF 1994, COMPARED TO $11.6 MILLION   IN       THE SAME
       PERIOD LAST YEAR.  CASH USED FOR INVESTING ACTIVITIES   SINCE THE
       BEGINNING OF 1994   INCLUDED $16.8 MILLION FOR CAPITAL EXPENDITURES,
       REDUCED BY     CASH GENERATED FROM THE SALE OF INVESTMENTS, AN IDLE
       FACILITY, AND OTHER ASSETS TOTALLING $13.5 MILLION.  THE SALE OF THE
       NONINVESTMENT       ASSETS WERE PART OF THE 1993 RESTRUCTURING PROGRAM.
       IN THE FIRST NINE MONTHS OF 1993, CAPITAL EXPENDITURES USED CASH OF $29.2 MILLION, AND $7.4 MILLION WAS EXPENDED FOR THE PURCHASE OF A BUSINESS, PARTIALLY OFFSET BY CASH GENERATED FROM THE SALE OF INVESTMENTS (NET OF PURCHASES) WHICH TOTALLED $25.0 MILLION.

       FINANCING ACTIVITIES USED CASH TOTALLING $106.9 MILLION IN THE FIRST NINE MONTHS OF 1994, COMPARED TO $48.8 MILLION USED IN THE FIRST NINE MONTHS OF 1993. BORROWINGS IN THE FIRST NINE MONTHS OF 1994 TOTALLED $306 MILLION, AND CONSISTED OF THE PUBLIC SALE OF $150 MILLION OF 9 3/4% SENIOR NOTES IN THE FIRST QUARTER, PLUS $156 MILLION OF BORROWINGS UNDER THE COMPANY'S SENIOR SECURED BANK CREDIT AGREEMENT, WHICH WAS AMENDED IN OCTOBER, 1994 (SEE NOTE 5 TO THE FINANCIAL STATEMENTS). THESE BORROWED FUNDS, ALONG WITH AVAILABLE CASH, WERE USED TO (A) PREPAY DEBT OUTSTANDING IN MARCH 1994 TOTALLING $185.4 MILLION, (B) TO FUND DEBT PREPAYMENT PREMIUMS AND DEBT ISSUANCE COSTS OF $29.4 MILLION, (C) TO REPAY $74.8 MILLION ($40.0 MILLION IN SEPTEMBER 1994) WHICH WAS
       BORROWED PRIMARILY UNDER THE BANK CREDIT AGREEMENT SINCE MARCH 1994, (D) TO FUND $6.8 MILLION IN DIVIDEND PAYMENTS, AND (E) TO REPURCHASE 9.2 MILLION SHARES OF THE COMPANY'S COMMON STOCK AT A COST OF $118.8 MILLION UNDER THE COMPANY'S SHARE REPURCHASE PROGRAM, LESS $2.3 MILLION OF CASH RECEIVED FROM EMPLOYEES UPON THE EXERCISE OF EMPLOYEE STOCK OPTIONS.

       AS A RESULT OF THE ABOVE FINANCING ACTIVITIES, THE COMPANY'S DEBT CAPITALIZATION INCREASED TO $232.9 MILLION AT SEPTEMBER 30, 1994, FROM $187.0 MILLION AT DECEMBER 31, 1993, WHILE ITS EQUITY CAPITALIZATION DECREASED TO $65.0 FROM $165.3 MILLION DURING THE SAME NINE-MONTH PERIOD, RESULTING IN TOTAL CAPITALIZATION OF $297.9 MILLION AT SEPTEMBER 30, 1994 COMPARED TO $352.3 MILLION AT DECEMBER 31, 1993. THESE CHANGES RESULTED IN INCREASED LEVERAGE AND REDUCED FINANCIAL AND OPERATING FLEXIBILITY FOR THE COMPANY.

                                  AMETEK, INC.
                                  ------------

       FINANCIAL CONDITION (CONT'D)
       -------------------

       CONSEQUENTLY, A PORTION OF THE COMPANY'S CASH FLOW FROM OPERATIONS WILL BE REQUIRED TO SERVICE DEBT ON A CONTINUING BASIS, MAKING THESE FUNDS UNAVAILABLE FOR WORKING CAPITAL, CAPITAL EXPENDITURES, OR OTHER GENERAL CORPORATE PURPOSES. IN ADDITION, RESTRICTIVE COVENANTS IN THE COMPANY'S DEBT AGREEMENTS WILL RESTRICT THE COMPANY'S ABILITY TO ENGAGE IN CERTAIN TYPES OF INVESTING OR FINANCING ACTIVITIES, INCLUDING THE PURCHASE OR SALE OF ASSETS OUTSIDE THE ORDINARY COURSE OF BUSINESS, OR THE INCURRENCE OF FURTHER INDEBTEDNESS. THE COMPANY'S INCREASING CASH FLOWS FROM ITS OPERATIONS, ESTIMATED ANNUAL SAVINGS OF APPROXIMATELY $21 MILLION IN REDUCED DIVIDEND PAYMENTS, AND LOWER NEAR-TERM REQUIRED DEBT PRINCIPAL PAYMENTS ARE EXPECTED TO MORE THAN COMPENSATE FOR THESE LIMITATIONS.

       THE OCTOBER 1994 AMENDMENT TO THE BANK CREDIT AGREEMENT HAS INCREASED THE COMPANY'S OPERATING AND FINANCIAL FLEXIBILITY, BY REDUCING THE TOTAL CREDIT FACILITY, RESULTING IN REDUCED TERM LOAN COMMITMENTS, AND INCREASED REVOLVING LOAN COMMITMENTS, AS WELL AS LOWER INTEREST RATES AND REDUCED COMMITMENT FEES. IT ALSO PERMITS THE COMPANY TO SPEND UP TO $25 MILLION TO REPURCHASE PART OF ITS SENIOR NOTES OR MAKE ADDITIONAL REPURCHASES OF ITS COMMON STOCK, OR A COMBINATION THEREOF, SUBJECT TO BOARD APPROVAL. THE COMPANY NOW HAS A TOTAL OF $200 MILLION IN DOMESTIC BANK COMMITMENTS, OF WHICH $105.5 MILLION ARE UNUSED AND AVAILABLE AFTER REDUCING THE COMMITMENT FOR OUTSTANDING LOANS AND LETTERS OF CREDIT.

       AS A RESULT OF THE ABOVE OPERATING, INVESTING AND FINANCING ACTIVITIES, CASH AND CASH EQUIVALENTS AND SHORT-TERM MARKETABLE SECURITIES DECREASED $56.0 MILLION SINCE DECEMBER 31, 1993, TO $28.6 MILLION AT SEPTEMBER 30, 1994. MANAGEMENT BELIEVES THAT THE COMPANY HAS SUFFICIENT CASH FLOW FROM OPERATIONS, ADDITIONAL BORROWING CAPACITY, AND THE RETENTION OF A SUBSTANTIALLY GREATER PORTION OF CASH UNDER THE COMPANY'S NEW POLICY OF REDUCED DIVIDEND PAYMENTS ON ITS COMMON STOCK TO MEET ITS OPERATING OBJECTIVES, CAPITAL EXPENDITURE REQUIREMENTS, FINANCE THE SHARE REPURCHASE PROGRAM, AND SERVICE ITS DEBT OBLIGATIONS IN THE FORESEEABLE FUTURE.

                                    AMETEK, INC.
                                    ------------

RESULTS OF OPERATIONS
- ---------------------


                    OPERATIONS FOR THE THIRD QUARTER OF 1994
                     COMPARED TO THE THIRD QUARTER OF 1993

        SALES FOR THE THIRD QUARTER OF 1994 WERE $198.7 MILLION, COMPARED TO SALES OF $175.0 MILLION FOR THE THIRD QUARTER OF 1993, AN INCREASE OF $23.7 MILLION OR 13.5%. ALL BUSINESS SEGMENTS REPORTED SALES INCREASES. THE LARGEST PORTION OF THE SALES IMPROVEMENT CAME FROM THE COMPANY'S ELECTRO-MECHANICAL GROUP, IN WHICH SALES INCREASED $17.2 MILLION OR 27.5%, DUE TO CONTINUED STRONG DEMAND FOR ELECTRIC MOTOR PRODUCTS IN THE U.S. AND IN EUROPE. THE PRECISION INSTRUMENTS GROUP'S SALES INCREASED $3.6 MILLION OR 5.2%, DUE TO CONTINUING STRENGTH IN THE MARKET FOR HEAVY TRUCK INSTRUMENTS, WHILE THE INDUSTRIAL MATERIALS GROUP'S SALES INCREASED $2.9 MILLION OR 6.6% LED BY INCREASED SALES OF SPECIALTY METALS AND WATER FILTRATION PRODUCTS.

        OPERATING INCOME FOR THE THIRD QUARTER OF 1994 INCREASED $13.7 MILLION OR 211.9% TO $20.2 MILLION FROM $6.5 MILLION IN THE THIRD QUARTER OF 1993. THE THIRD QUARTER OF 1993 INCLUDED A $4.4 MILLION PRETAX CHARGE FOR RESIZING THE COMPANY'S AEROSPACE AND GENERAL GAUGE OPERATIONS. THIS INCREASE IN OPERATING INCOME RESULTS FROM THE HIGHER SALES VOLUME, OVERALL IMPROVED OPERATING PERFORMANCE AND COST SAVINGS RESULTING FROM THE IMPLEMENTATION OF THE RESIZING AND RESTRUCTURING PROGRAMS WHICH BEGAN IN 1993. EACH BUSINESS SEGMENT REPORTED AN INCREASE IN OPERATING PROFIT.

        INTEREST EXPENSE WAS $6.1 MILLION IN THIS YEAR'S THIRD QUARTER, AN INCREASE OF 39.8% FROM THE THIRD QUARTER OF 1993 DUE TO THE HIGHER LEVEL OF TOTAL DEBT OUTSTANDING DURING THE CURRENT PERIOD. OTHER INCOME NET IN THE CURRENT THIRD QUARTER WAS $1.7 MILLION, COMPARED TO $2.0 MILLION IN THE SAME QUARTER OF 1993. THE 1994 QUARTER REFLECTS LOWER INTEREST INCOME, AND HIGHER AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS, PARTIALLY OFFSET BY A GAIN ON ASSET SALES WHICH WERE MADE IN THE SECOND QUARTER OF THIS YEAR.

        THE EFFECTIVE INCOME TAX RATE WAS 35.5% DURING THE THIRD QUARTER OF 1994 COMPARED WITH 51.9% FOR THE SAME PERIOD IN 1993. THE LOWER 1994 RATE REFLECTS A FAVORABLE STATE TAX ADJUSTMENT, AND SLIGHTLY HIGHER FEDERAL TAX CREDITS, BOTH RELATED TO PRIOR TAX YEARS. THE 1993 TAX RATE INCLUDED A RETROACTIVE ADJUSTMENT FOR THE INCREASE IN THE U.S. FEDERAL STATUTORY INCOME TAX RATE FROM 34% TO 35%.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

       THE WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE THIRD QUARTER OF 1994 WAS 34.8 MILLION SHARES, COMPARED TO 43.6 MILLION SHARES FOR THE THIRD QUARTER OF 1993. THE REDUCED NUMBER OF SHARES IN THE CURRENT QUARTER REFLECTS THE COMPANY'S SHARE REPURCHASE PROGRAM WHICH BEGAN IN
       MARCH, 1994.

       NET INCOME FOR THE THIRD QUARTER OF 1994 WAS $10.2 MILLION OR
       $.29 PER SHARE, AN INCREASE OF $8.2 MILLION OVER THE $2.0 MILLION OR $.05
       PER SHARE   EARNED IN THE THIRD QUARTER OF 1993.


           ELECTRO-MECHANICAL GROUP SALES TOTALLED $79.6 MILLION IN THE
           ------------------------
           THIRD QUARTER OF 1994, AN INCREASE OF $17.2 MILLION OR 27.5% FROM THE THIRD QUARTER OF 1993, DUE TO INCREASED U.S. AND EUROPEAN DEMAND FOR ELECTRIC MOTOR PRODUCTS MANUFACTURED BY THE COMPANY'S DOMESTIC AND ITALIAN OPERATIONS.

           THE ITALIAN OPERATIONS CONTINUE TO ACHIEVE SIGNIFICANT INCREASES IN SALES AND OPERATING PROFITS. SALES BY THESE BUSINESSES INCREASED 34% FROM THE THIRD QUARTER OF 1993, AND OPERATING PROFIT IMPROVED 68.1%, WITH MINIMAL FOREIGN CURRENCY EFFECT.

           OPERATING PROFIT OF THIS GROUP INCREASED $4.2 MILLION OR 62.0% TO $11.1 MILLION IN THE THIRD QUARTER OF 1994. THE INCREASE WAS LARGELY DUE TO THE INCREASE IN SALES VOLUME. MARGINS IN THE THIRD QUARTER OF 1993 WERE SUPPRESSED SOMEWHAT BY THE START-UP OF THE ROCK CREEK PLANT, AND A PLANT REALIGNMENT OF THE GRAHAM FACILITY, BOTH IN NORTH CAROLINA. ALTHOUGH OPERATING MARGINS OF ALL BUSINESSES WITHIN THE GROUP IMPROVED IN THE CURRENT QUARTER, THEY CONTINUE TO BE LIMITED BY HIGHER COSTS ASSOCIATED WITH INCREASING PRODUCTION LEVELS AT THE ROCK CREEK PLANT AND BY OPERATING INEFFICIENCIES BEING EXPERIENCED AT THE GRAHAM FACILITY. MANAGEMENT EXPECTS TO SEE GROUP OPERATING MARGINS IMPROVE AS THESE PROBLEMS ARE RESOLVED.

           IN THE PRECISION INSTRUMENTS GROUP, SALES INCREASED $3.6 MILLION OR
                  ---------------------------
           5.2% TO $71.9 MILLION IN THE THIRD QUARTER OF 1994. HIGHER SALES OF HEAVY TRUCK INSTRUMENTS WERE PARTIALLY OFFSET BY LOWER SALES OF AEROSPACE INSTRUMENTS. GROUP OPERATING PROFIT FOR THE THIRD QUARTER OF 1994 INCREASED $4.6 MILLION TO $9.3 MILLION, FROM $4.7 MILLION IN THE SAME QUARTER OF 1993, BEFORE A $4.4 MILLION RESIZING CHARGE IN 1993 FOR AEROSPACE AND GENERAL GAUGE OPERATIONS.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

           THE BUSINESS RESTRUCTURING PLAN ANNOUNCED IN THE FOURTH QUARTER OF 1993 IS STARTING TO PRODUCE IMPROVED RESULTS FOR THIS GROUP, AS COST REDUCTIONS FROM THE RELOCATION OF AEROSPACE MANUFACTURING OPERATIONS AND FACILITIES COMBINATION, AS WELL AS SELECTED WORKFORCE REDUCTIONS AND PRODUCTION EFFICIENCIES, HAVE CONTRIBUTED SIGNIFICANTLY TO THE INCREASE IN GROUP PROFITABILITY. THE COST SAVINGS BEING REALIZED FROM THE RESTRUCTURING PROGRAMS ARE AHEAD OF SCHEDULE, AND ARE EXPECTED TO CONTINUE. UNDER THE RESTRUCTURING PROGRAM, THIS GROUP IS EXPERIENCING A DELAY IN THE TIMING OF CERTAIN PLANNED WORKFORCE REDUCTIONS, DUE TO AN EXTENSION OF THE CURRENT LABOR CONTRACT AT A FACILITY IN SELLERSVILLE, PENNSYLVANIA. HOWEVER, THE RESTRUCTURING PROGRAM AFFECTING THE BUSINESSES IN THIS GROUP IS STILL EXPECTED TO BE FULLY IMPLEMENTED. IN ADDITION, IMPROVED OVERALL OPERATING EFFICIENCIES AND OTHER COST REDUCTION PROGRAMS WHICH HAVE BEEN PUT INTO EFFECT, ARE ALSO CONTRIBUTING TO THE IMPROVED PROFITABILITY OF THIS GROUP.

           THE INDUSTRIAL MATERIALS GROUP'S THIRD QUARTER 1994 SALES
               ----------------------------
           INCREASED $2.9 MILLION OR 6.6% TO $47.2 MILLION. THE INCREASES IN GROUP SALES WERE DUE TO IMPROVED GENERAL BUSINESS CONDITIONS, AS ALL
           BUT ONE DIVISION REPORTED A SALES INCREASE.  GROUP         OPERATING
           PROFIT FOR THE THIRD QUARTER OF 1994 INCREASED         $1.5 MILLION,
           OR 30.2%, TO $6.5 MILLION, DUE TO THE HIGHER SALES VOLUME, AND WAS LED BY THE PLASTIC COMPOUNDING AND WATER FILTRATION BUSINESSES.

           ON NOVEMBER 3, 1994, THE COMPANY ANNOUNCED THAT, AS PART OF ITS STRATEGIC FOCUS, IT IS PRESENTLY SEEKING BIDS FOR THE SALE OF ITS MICROFOAM PACKAGING DIVISION, WHICH IS PART OF THIS GROUP. THE COMPANY DOES NOT EXPECT TO INCUR A LOSS FROM THE SALE OF THIS BUSINESS.

                  OPERATIONS FOR THE FIRST NINE MONTHS OF 1994
                   COMPARED TO THE FIRST NINE MONTHS OF 1993

       SALES FOR THE FIRST NINE MONTHS OF 1994 WERE $607.7 MILLION, COMPARED TO SALES OF $548.9 MILLION FOR THE FIRST NINE MONTHS OF 1993, AN INCREASE OF $58.7 MILLION OR 10.7%. ALL BUSINESS SEGMENTS REPORTED IMPROVED SALES, LED BY THE COMPANY'S ELECTRO-MECHANICAL GROUP, WHICH INCREASED $45.2 MILLION OR 21.9%. THE PRECISION INSTRUMENTS GROUP'S SALES INCREASED $5.9 MILLION OR 2.8%, WHILE THE INDUSTRIAL MATERIALS GROUP'S SALES INCREASED $7.6 MILLION OR 5.7%.

                                       AMETEK, INC.
                                       ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

       OPERATING INCOME FOR THE FIRST NINE MONTHS OF 1994 INCREASED $19.5 MILLION OR 49.2% TO $59.1 MILLION, COMPARED TO $39.6 MILLION IN THE FIRST NINE MONTHS OF 1993 BEFORE INCLUDING A 1993 PRETAX CHARGE OF $8.0 MILLION PRIMARILY FOR RESIZING THE COMPANY'S AEROSPACE AND GENERAL GAUGE OPERATIONS. THIS INCREASE IN OPERATING INCOME REFLECTS OVERALL IMPROVED OPERATING PERFORMANCE AND THE BENEFITS FROM THE IMPLEMENTATION OF THE RESIZING AND RESTRUCTURING PROGRAMS WHICH BEGAN IN 1993. ALL OPERATING GROUPS CONTRIBUTED TO THE INCREASE IN OPERATING INCOME.

       INTEREST EXPENSE OF $16.3 MILLION IN THIS YEAR'S FIRST NINE MONTHS INCREASED 21.1% FROM THE PRIOR YEAR BECAUSE OF THE HIGHER LEVEL OF TOTAL DEBT OUTSTANDING DURING THE CURRENT PERIOD. OTHER INCOME NET DECLINED $2.2 MILLION TO $3.3 MILLION IN THE FIRST NINE MONTHS OF 1994 PRIMARILY BECAUSE OF LOWER INTEREST INCOME, DUE TO A LOWER AVERAGE LEVEL OF INVESTED CASH, AND HIGHER AMORTIZATION OF DEFERRED DEBT ISSUANCE COSTS ASSOCIATED WITH NEW DEBT AGREEMENTS.

       THE WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE FIRST NINE MONTHS OF 1994 WAS 37.9 MILLION SHARES, COMPARED TO 44.0 MILLION SHARES FOR THE FIRST NINE MONTHS OF 1993. THE REDUCED NUMBER OF SHARES IN 1994 REFLECTS THE COMPANY'S SHARE REPURCHASE PROGRAM WHICH BEGAN IN MARCH, 1994.

       INCOME BEFORE AN EXTRAORDINARY CHARGE AND A GAIN FROM THE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE FOR THE FIRST NINE MONTHS OF 1994 WAS $28.7 MILLION, OR $.76 PER SHARE, COMPARED WITH THE FIRST NINE MONTHS OF 1993, WHEN EARNINGS BEFORE RESIZING CHARGES WERE $19.2 MILLION OR $.44 PER SHARE, AN IMPROVEMENT OF 49.7%.

       AFTER AN EXTRAORDINARY LOSS OF $11.8 MILLION AFTER-TAX ($.31 PER SHARE), FROM THE EARLY EXTINGUISHMENT OF DEBT, AND A $3.8 MILLION AFTER-TAX GAIN ($.10 PER SHARE) DUE TO A REQUIRED CHANGE IN ACCOUNTING FOR CERTAIN MARKETABLE SECURITIES, NET INCOME FOR THE FIRST NINE MONTHS OF 1994 WAS $20.7 MILLION OR $.55 PER SHARE. THIS COMPARES TO NET INCOME OF $14.3 MILLION OR $.33 PER SHARE FOR THE NINE MONTHS OF 1993, WHICH INCLUDED A $.11 PER SHARE CHARGE FOR BUSINESS RESIZING.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

           ELECTRO-MECHANICAL GROUP SALES TOTALLED $252.2 MILLION IN THE FIRST
           ------------------------
           NINE MONTHS OF 1994, AN INCREASE OF $45.2 MILLION OR 21.9% FROM THE SAME PERIOD OF LAST YEAR, DUE TO INCREASED U.S. AND EUROPEAN DEMAND FOR ELECTRIC MOTOR PRODUCTS MANUFACTURED BY THE COMPANY'S DOMESTIC AND ITALIAN OPERATIONS. BEFORE CURRENCY EFFECTS, THE ITALIAN OPERATIONS REPORTED A 33.8% INCREASE IN SALES FROM THE FIRST NINE MONTH PERIOD OF 1993. AFTER CURRENCY TRANSLATION, SALES OF THE ITALIAN BUSINESSES INCREASED 27.3%.

           OPERATING PROFIT OF THIS GROUP INCREASED $7.0 MILLION OR 26.2% TO $33.5 MILLION IN THE FIRST NINE MONTHS OF 1994, PRIMARILY BECAUSE OF THE HIGHER SALES VOLUME. SIGNIFICANT INCREASES IN OPERATING MARGINS BY THE ITALIAN OPERATIONS WERE PARTIALLY OFFSET BY OPERATING INEFFICIENCIES EXPERIENCED BY THE COMPANY'S TWO PLANTS IN NORTH CAROLINA, RELATED TO HIGHER COSTS ASSOCIATED WITH INCREASING PRODUCTION LEVELS AT THE ROCK CREEK PLANT, AND OPERATING INEFFICIENCIES FROM THE RECONFIGURATION AND EXPANSION OF THE GRAHAM FACILITY.

           IN THE PRECISION INSTRUMENTS GROUP, SALES IN THE FIRST NINE MONTHS OF
                  ---------------------------
           1994 WERE $214.8 MILLION, AN INCREASE OF $5.9 MILLION OR 2.8% FROM THE SAME PERIOD OF 1993. HIGHER SALES OF HEAVY TRUCK INSTRUMENTS WERE SIGNIFICANTLY REDUCED BY LOWER SALES OF AEROSPACE AND PROCESS MEASUREMENT INSTRUMENTS.

           GROUP OPERATING PROFIT FOR THE FIRST NINE MONTHS OF 1994 INCREASED $10.7 MILLION TO $23.4 MILLION, FROM 1993 NINE MONTH TOTALS OF $12.7 MILLION, BEFORE REFLECTING A 1993 RESIZING CHARGE OF $8.0 MILLION. CONTINUED SOFT BUSINESS CONDITIONS IN THE AEROSPACE AND PROCESS INDUSTRIES MARKETS SERVED BY THIS GROUP WERE MORE THAN OFFSET BY SIGNIFICANT IMPROVEMENTS IN OPERATING PROFITS REALIZED DUE TO COST SAVINGS RESULTING FROM THE IMPLEMENTATION OF THE RESTRUCTURING PROGRAMS INITIATED IN 1993.

           THE BUSINESS RESTRUCTURING PLAN ANNOUNCED IN THE FOURTH QUARTER OF 1993 IS PRODUCING IMPROVED RESULTS FOR THIS GROUP, AS COST REDUCTIONS FROM THE RELOCATION OF AEROSPACE MANUFACTURING OPERATIONS AND FACILITIES COMBINATION, AS WELL AS SELECTED WORKFORCE REDUCTIONS AND PRODUCTION EFFICIENCIES HAVE CONTRIBUTED SIGNIFICANTLY TO THE INCREASE IN GROUP PROFITABILITY. THE COST SAVINGS BEING REALIZED FROM THE RESTRUCTURING PROGRAMS ARE AHEAD OF PLAN, AND ARE EXPECTED TO CONTINUE.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

           UNDER THE RESTRUCTURING PROGRAM, THIS GROUP IS EXPERIENCING
           A DELAY IN THE TIMING OF CERTAIN PLANNED WORKFORCE REDUCTIONS, DUE TO AN EXTENSION OF THE CURRENT LABOR CONTRACT AT A FACILITY IN SELLERSVILLE, PENNSYLVANIA. HOWEVER, THE RESTRUCTURING PROGRAM AFFECTING THE BUSINESSES IN THIS GROUP IS STILL EXPECTED TO BE FULLY IMPLEMENTED. IN ADDITION, IMPROVED OVERALL OPERATING EFFICIENCIES AND OTHER COST REDUCTION PROGRAMS WHICH HAVE BEEN IMPLEMENTED ARE ALSO CONTRIBUTING TO THE IMPROVED PROFITABILITY OF THIS GROUP.

           THE INDUSTRIAL MATERIALS GROUP'S SALES FOR THE FIRST NINE MONTHS OF
               ----------------------------
           1994 INCREASED $7.6 MILLION OR 5.7% TO $140.7 MILLION. THE GROUP BENEFITTED FROM INCREASED SALES DUE TO IMPROVEMENT IN THE GENERAL ECONOMY, AS ALL BUT ONE BUSINESS REPORTED A SALES INCREASE. GROUP OPERATING PROFIT FOR THE FIRST NINE MONTHS OF 1994 INCREASED $3.4 MILLION, OR 20.2%, TO $20.4 MILLION. THE INCREASE IN OPERATING PROFIT WAS DUE TO THE HIGHER SALES VOLUME, AS WELL AS BETTER PERFORMANCE BY MOST BUSINESSES IN THE GROUP, LED BY THE WATER FILTRATION, PLASTICS COMPOUNDING AND FOAM PACKAGING
           BUSINESSES.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

A) EXHIBITS:

   EXHIBIT
   NUMBER                   DESCRIPTION
   ------                   -----------
      10                    SECOND AMENDMENT TO CREDIT AGREEMENT, DATED AS OF
                            OCTOBER 13, 1994, AMONG THE COMPANY, VARIOUS
                            LENDING INSTITUTIONS, BANK OF MONTREAL,
                            CORESTATES BANK, N.A., AND PNC BANK,
                            NATIONAL ASSOCIATION, AS CO-AGENTS, AND THE CHASE
                            MANHATTAN BANK, N.A., AS ADMINISTRATIVE AGENT.

      27                    FINANCIAL DATA SCHEDULE



B)  REPORTS ON FORM 8-K:  THE COMPANY DID NOT FILE ANY REPORTS ON
    FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 1994.

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


NOVEMBER 10, 1994