Form 10-K
AMETEK INC
filed 1995-03-29
CIK 6082

                                [CONFORMED COPY]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

(Mark One)


  [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 1-168

                             ---------------------

                                  AMETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               13-4923320
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
     INCORPORATION OR ORGANIZATION)

                                                         19301

                                                       (ZIP CODE)
       STATION SQUARE, PAOLI, PA
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                  610-647-2121
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS             ON WHICH REGISTERED
              -------------------           -----------------------
     COMMON STOCK, $.01 PAR VALUE (VOTING)  NEW YORK STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE
         9 3/4% SENIOR NOTES DUE 2004       NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X  NO
                                                ---    ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1995, was $582,749,299.

  The number of shares of common stock outstanding as of March 3, 1995, was 33,922,042.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders on April 25, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1994 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE(S)
                                                                        -------
                                     PART I
 Item 1.  Business....................................................    3-10
 Item 2.  Properties..................................................      10
 Item 3.  Legal Proceedings...........................................      10
 Item 4.  Submission of Matters to a Vote of Security Holders.........      10

                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      10
 Item 6.  Selected Financial Data.....................................   11-12
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   13-19
 Item 8.  Financial Statements and Supplementary Data.................   19-38
 Item 9.  Change in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................      38

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant..........      39
 Item 11. Executive Compensation......................................      39
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................      39
 Item 13. Certain Relationships and Related Transactions..............      39

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................      39
 Signatures............................................................     40

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

  AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. and maintains its principal executive offices at Station Square, Paoli, Pennsylvania 19301.

  AMETEK is an international manufacturer of high-quality, engineered products for industrial and commercial markets. The Company has a significant market share for many of its products: Electro-mechanical Group is the world's largest producer of electric motors for vacuum cleaners and floor care products; Precision Instruments Group builds high-technology monitoring, sensing, calibration and alarm devices for the aerospace and process and heavy vehicle industries; and Industrial Materials Group uses plastics, metals and fibers for a variety of consumer and industrial products. The Company has grown through a primary focus on manufacturing electronic, electro-mechanical and electrical products for diverse markets where its technology or cost advantage will lead to a significant share of one or more niche markets.

 Shareholder Value Enhancement Plan ("Plan")

  In November 1993, the Company completed a broad strategic review and announced a Plan intended to enhance shareholder value over the long term. From an operational point of view, the Company is increasing profitability and growth by (i) capitalizing on the competitive advantages of the floor care, specialty metals and water filtration businesses; and building on unique advantages in other businesses, by extending core technologies into new products and markets, (ii) placing continued emphasis on cost control, (iii) expanding internationally in the Pacific Rim and Europe and, (iv) pursuing strategic acquisitions and divestments on a selective basis. In February 1995, the Company reached an agreement in principle to acquire the heavy vehicle instrumentation business of privately held Dixson, Inc. On March 21, 1995, the Company signed an agreement to sell its Microfoam Division to Astro Valcour, Inc.

  From a financial perspective, the Company's Plan takes advantage of its historically strong cash flow to decrease debt and repurchase its common stock up to a total of $150 million. Existing debt was refinanced with the proceeds of the March 1994 public issuance of $150 million principal amount of 9 3/4% senior notes, borrowings under a bank credit agreement, and available cash. In the first quarter of 1994 the Company recorded an extraordinary after tax charge of $11.8 million or $.32 per share for the early retirement of then-existing debt in accordance with the Plan (above); a $3.8 million after tax gain was recorded due to a required change in accounting for marketable securities. The Plan also reduced the quarterly per share dividend rate on the Company's common stock from $.17 to $.06, beginning with the dividend payable December 24, 1993. The effect of the 9.2 million shares repurchased as of December 31, 1994 for $119 million in combination with the dividend reduction is to generate incremental after tax cash flow of approximately $22 million per year. Since refinancing the Company in March 1994, revolving credit loans have been reduced by $61 million and early debt repayments of $40 million were made, as of December 31, 1994. Early debt repayment is a key part of the Plan to enhance financial strength, return on assets, and profitability. The Company amended its bank credit agreement in October 1994, which reduced the available credit facility from $250 million to $200 million, negotiated lower interest rates and reduced commitment fees on all bank debt.

  In connection with a business restructuring program, the Company recorded after tax charges against earnings of $28.6 million during the fourth quarter of 1993, resulting in aggregate charges of $33.5 million for all of 1993. A substantial portion of these charges related to the restructuring of U.S. Gauge and Aerospace divisions and the remainder reflects asset write-downs and other special charges against income. The restructuring charges primarily result from actions taken or planned to improve competitive position due to the weak aerospace market and the actions at a U.S. Gauge facility in Sellersville, Pennsylvania, to make this operation competitive.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

  Business segment and geographic information is shown on pages 36 and 37 of this report.

  In response to increasing globalization of its markets and opportunities for growth, the Company has expanded its international operations. This expansion has resulted from a combination of increasing export sales of products manufactured in the United States, sales from overseas operations and strategic alliances.

  The Company's strategy for international growth requires global cost-competitiveness. AMETEK Singapore Private, Ltd. was established to expand its product sales throughout the Pacific Rim and to secure lower-cost supply arrangements.

  International operations of the Company are subject to certain risks which are inherent in conducting business outside the United States, such as fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

  The Company classifies its operations into three principal business segments. A description of the business, products and markets of each segment is described below:

ELECTRO-MECHANICAL GROUP

  The Company's Electro-mechanical Group ("EMG") is a major supplier of fractional-horsepower electric motors and blowers for vacuum cleaners and other floor care products. EMG also manufactures electric motors and blowers for furnaces, lawn tools, photocopiers, computer equipment and other applications.

  EMG has ten manufacturing locations, six in the United States, three in Italy and one in Mexico. It employs approximately 2,600 people. EMG produced over 24 million motors in 1994 and approximately 18 million motors in 1993. EMG's facilities are equipped with efficient state-of-the-art production lines designed to maximize manufacturing flexibility. Because of its high production volume and technological resources, EMG offers its customers cost competitive and custom-designed products on a timely basis.

 Floor Care Products

  EMG has a major market share, through the sale of air-moving electric motors to most of the major vacuum cleaner original equipment manufacturers (OEMs) on a global scale including integrated OEMs who produce some of their own motors. It produces a full range of floor care products from the hand-held, canister, upright and central vacuums for household use to the more sophisticated vacuum products for commercial and industrial applications.

  In recent years, EMG has expanded its sales in the floor care industry by marketing to vertically integrated vacuum cleaner manufacturers who realize the economic and operational advantages of reducing or discontinuing their own motor production and instead purchase EMG's motors. By using EMG's motors, vacuum cleaner manufacturers are able to reduce the substantial capital expenditures they would otherwise have to make to maintain their own motor production, with frequent design changes, at acceptable volumes.

  EMG will continue to participate in the growth of the floor care market by investing in production capacity and new product development to serve its customers' proliferation of new products. Changing customer demands increase the necessary investment of vertically integrated OEMs to design and produce motors for the resulting stream of new products. In addition, EMG's floor care product development is focused on enhancing motor-blower cost-performance through advances in power, efficiency and quieter operation. EMG has recently developed a 1200-watt brushless motor-blower for high-end floor care applications in commercial vacuum cleaners and central vacuum systems, as well as a new low-cost "world lamination" motor designed for export markets with high-volume applications.

  EMG is pursuing joint ventures to serve the Pacific Rim market and the market in Eastern Europe. It has a significant position in the European market for floor care products based on exports from the United States and production from its Italian operations. EMG's plants in Italy are producing electric motors for vacuum cleaner manufacturers throughout Western Europe and, to a more limited extent, Eastern Europe. These motors are similar to those produced in the United States. Capacity at these plants has been increased through product standardization, manufacturing integration and efficiency, as well as improvement in labor flexibility.

  Consistent with its strategy for long-term growth, EMG is increasing its unit production capacity for floor care products by approximately 50%, principally to meet anticipated growth in customer demand for smaller size motors over the next several years. This is being accomplished primarily by adding substantial production capacity at the Graham, North Carolina facility.

 Technical Motor Products

  EMG formed its Technical Motor Division to focus and expand its production of motor-blowers for nonfloor care applications by capitalizing on its market presence and technological expertise in floor care products. It is establishing a significant market position in customer applications by introducing brushless motor technology.

  EMG's technical motor products include motors for furnaces, lawn tools, photocopiers, computer equipment, business machines, medical equipment and evaporative cooling equipment. Its brushless motors, which are free of static charges, are becoming increasingly popular in medical and other applications where flammability is a concern. Recent product developments include the use of brushless motors in systems designed to assist patients with sleep-breathing disorders, systems which help bedridden patients avoid bedsores and systems to recover gasoline fumes at automotive fueling stations.

  Consistent with its strategy for long-term growth, EMG has recently increased its unit production capacity for technical motor products by approximately 25% to meet anticipated growth in customer demand with production at its Rock Creek, North Carolina plant.

  Through the Company's Singapore sales subsidiary, its Shanghai office, and the pursuit of joint ventures, EMG is building a presence in the Pacific Rim.

 Customers

  EMG is not dependent on any single customer such that its loss would have a material adverse effect on its operations. Approximately 25% of EMG's sales for 1994 were made to its five largest customers.

PRECISION INSTRUMENTS GROUP

  The Precision Instruments Group ("PI") serves a diverse group of markets, the largest of which are the aerospace, general gauge, process industries and heavy-duty vehicle markets; 22% of sales are international. Through its six operating divisions and 14 plants, PI employs approximately 2300 people.

 Aerospace Products

  Approximately 40% of PI revenues are from the sale of aerospace products including cockpit instruments/displays, engine sensors and monitoring systems, fuel/liquid sensors, thermocouple sensors, and optical cables for aircraft and aircraft engines. These products are designed and manufactured to record, process and display information for use by flight and ground crews. PI serves all segments of the commercial aerospace industry including business and commuter aircraft and the commercial airlines; defense markets account for about one-third of aerospace sales. There are three customer categories: OEM air frame manufacturers; jet engine producers; repair and maintenance products which are marketed to the airlines. PI's aerospace products are designed to customer specifications and meet stringent operational and reliability requirements.

  PI's strategy in aerospace products is to operate in niche categories where its products have a technological or cost advantage. PI believes that its extensive experience and technological expertise in aerospace, together with long-standing customer relationships with leading international manufacturers of commercial aircraft, provide it with a competitive advantage. PI was selected by Boeing to manufacture an engine vibration monitoring system and sensor system for Boeing's new 777 aircraft. Variations of this product are marketed to other aircraft manufacturers. Strategic investment in new product development has resulted in orders for aircraft engine sensors, an active matrix liquid crystal display and a business jet fuel quantity system.

  As a result of the overall weakness in the aerospace industry, PI sales to the military and commercial aircraft markets have declined significantly. In response to these conditions, PI aggressively reduced costs through consolidation and downsizing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of this report.

 Process Industry and General Gauge Products

  Approximately 45% of PI sales are from the sale of products to general gauge markets and the process industry, including gas and liquid analyzers, emission monitors, process annunciators and control room graphic displays. PI concentrates in the process measurement portion of this business serving segments of the process industry, including refining and petrochemical, power generators, steel plants, water and waste treatment, natural gas distribution, and pulp and paper. PI also produces a wide variety of pressure gauge products for numerous industrial and commercial uses. These products primarily measure physical characteristics such as pressure, temperature, gas, moisture and liquid concentration, force, air, noise levels, and speed.

  In recent years, domestic market conditions have been soft due primarily to adverse conditions in the refining and petrochemical industry. These conditions have been accentuated by environmental regulations which have reduced new refinery and petrochemical plant construction, and industry operating rates in the United States. PI is expanding into Asia where markets for the process industry are stronger due to new construction.

  PI's business strategy is to concentrate on markets where it has a competitive advantage and to customize products around core technologies to meet customer requirements. For example, PI's oxygen and combustion analyzers have a leading market position and are designed to meet customer-specific applications.

  Pressure gauges are produced by the U.S. Gauge Division, a leader in the North American pressure gauge market, for a wide variety of industrial and manufacturing processes. The general pressure gauge market has been adversely affected by competition from low-cost offshore producers; PI is reducing costs and refocusing its domestic manufacturing to concentrate on higher-priced pressure gauge applications. In addition, through a joint venture with a Taiwanese company, PI is producing and marketing low-cost pressure gauges manufactured in Taiwan and the People's Republic of China.

 Heavy Vehicle Products

  PI is a leading domestic producer of electronic instrument panels and instruments for the heavy truck market which has been strong; domestic truck manufacturers have faced a growing demand for more fuel-efficient trucks that satisfy applicable air pollution guidelines. PI has participated in this market by working closely with heavy truck manufacturers to develop solid-state instruments to monitor engine efficiency and emissions. PI is expanding this product line into construction and agricultural equipment and into international markets with products similar to those currently produced. In February 1995 the Company reached an agreement in principle to acquire for cash the heavy vehicle instrumentation business of privately held Dixson, Inc. The strategic acquisition of this producer of electronic instrumentation products will strengthen new product development and increase international sales. Terms of the transaction were not disclosed and it is subject to the signing of a definitive agreement and other conditions.

 Customers

  The Precision Instruments Group is not dependent on any single customer such that its loss would have a material adverse effect on its operations. Approximately 27% of its 1994 sales were made to its five largest customers.

INDUSTRIAL MATERIALS GROUP

  The Industrial Materials Group ("IMG") manufactures water filtration products, high-purity engineered metals, compounded plastics, high-temperature fabrics and plastic packaging materials in five divisions (respectively):
Plymouth Products, Specialty Metal Products, Westchester Plastics, Haveg and Microfoam. IMG's strategic focus is to target niche markets by differentiating its products on the basis of quality, price and service and to pursue new product development by exploiting its proprietary technologies and specialized manufacturing processes.

  The Plymouth Products Division (including AMETEK Filters Ltd.) produces water filtration products for residential, commercial and industrial uses in the United States and over 80 other countries. Plymouth Products sells its products in retail and wholesale markets. Plymouth has the broadest cartridge filter line of any company; this includes complete water filtration systems, special-purpose filter housings and many different replacement cartridges. Plymouth's filter cartridges and housings are used in applications such as water filtration, food and beverage dispensing, and cosmetics and chemical production. Plymouth's point-of-use drinking water filters are used for the removal of objectionable taste and odor, hazardous chemicals, bacteria and heavy metals. In addition, it produces filters, housings and cartridges for plumbing professionals to serve their residential and commercial customers. The Company has identified the water filtration market as a significant growth opportunity and recently completed a $4 million plant expansion, the fifth in 13 years.

  The Specialty Metal Products Division produces high-purity strip and wire from metal powder and manufactures clad products with multiple metallurgical properties. Products are used in the manufacture of appliances, electronic connectors, rechargeable batteries and TV cathode ray tubes. Clad metals are used in gourmet cookware and chemical and pressure vessels. Metal matrix composites, a new product development, are used for thermal management in high-power electronic circuits.

  The Westchester Plastics Division is the world's largest independent custom compounder of specialty resins and thermoplastics, including developing processing techniques that enhance properties such as fire retardance and adhesion. Markets include automotive parts, electronics, appliances and telecommunications housings.

  The Haveg Division manufactures products for high-temperature and highly corrosive environments. Haveg's products are made of silicas, phenolic resins and Teflon (R) (a registered trademark of the DuPont Company). Product applications include protective welding curtains, as a textile replacement for asbestos, as a laminate for printed circuit boards, and in foundries to filter molten metal.

  The Microfoam Division is the world's only producer of a very low-density polypropylene foam used primarily for packaging items, such as furniture and agricultural products, that require cushioning, surface protection and insulation. CouchPouch(TM) is made from the division's MicroTuff(TM) composite material and is stitched into bags large enough to protect furniture. Because they are made of pure polypropylene, the products are suitable for reuse and recycling. On March 21, 1995, the Company signed an agreement to sell the Microfoam Division to Astro Valcour, Inc. The division's sales in 1994 were approximately $34 million.

 Customers

  Although IMG is not dependent on any single customer such that its loss would have a material adverse effect on its operations, approximately 15% of IMG's sales for 1994 were made to its five largest customers.

MARKETING

  Generally, the Company's marketing efforts are organized and carried out at the divisional level.

  Given the similarity of its many products, its significant market share worldwide and the technical nature of its products, EMG conducts most of its domestic and international marketing activities through its direct sales force. EMG makes limited use of sales agents in those foreign countries where its sales activity is relatively low.

  Because of their relatively diverse product lines, PI and IMG make significant use of distributors and sales agents in their marketing. With its specialized customer base of aircraft manufacturers and airlines, PI's Aerospace Division relies primarily on its sales engineers.

COMPETITION

  Generally, most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are price, product features, distribution, quality and service.

  For EMG, the primary competition in the United States floor care market is from a few competitors, one of which has a smaller market share but is part of a company which is larger and has greater resources than AMETEK. Additional competition could come from vertically integrated manufacturers of floor care products which produce their own motors and blowers. In Europe, competition is from a small group of very large competitors and numerous small competitors.

  In the markets served by PI, the Company believes that it is one of the world's largest pressure gauge manufacturers and ranks among the top 10 producers of certain measuring and control instruments in the United States. It is one of the leading instrument and sensor suppliers, with a broad product offering for military and commercial aviation. As a result of the decline in demand for aircraft instruments and engine sensors due to the consolidation and deregulation of the airline industry and reduced military spending, competition is strong and is expected to intensify for certain aerospace products. In the pressure gauge and heavy vehicle markets served by PI, there are a limited number of companies competing on price and technology. In process measurement markets, there are numerous companies in each market niche competing on the basis of product quality, performance and innovation.

  Many of the products sold by IMG are made by few competitors and competition is mainly from producers of substitute materials. The Westchester Plastics Division is one of the nation's largest independent plastics compounders. Competition is from other independent toll compounders and some customers which have similar in-house compounding capabilities. Plymouth Products is one of the major suppliers of household water filtration systems, a market with numerous competitors. In the industrial and commercial filtration markets which Plymouth Products serves, it does not have a major market share and faces competition from numerous sources. Specialty Metals is comprised of five niche product lines with few competitors. The primary form of competition is from competitive materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

  The Company's approximate backlog of unfilled orders at the dates specified by business segment was as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                             1994   1993   1992
                                                            ------ ------ ------
                                                               (IN MILLIONS)
     Electro-mechanical.................................... $111.3 $ 66.0 $ 80.8
     Precision Instruments.................................  101.7  121.8  137.3
     Industrial Materials..................................   23.0   24.8   22.8
                                                            ------ ------ ------
         Total............................................. $236.0 $212.6 $240.9
                                                            ====== ====== ======

  Of the total backlog of unfilled orders at December 31, 1994, approximately 92% is expected to be shipped by December 31, 1995.

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

RESEARCH AND DEVELOPMENT

  The Company continues to be committed to appropriate research and development activities designed to identify and develop potential new and improved products. Company-funded research and development costs during the past three years were: 1994-$17.8 million, 1993-$15.1 million, and 1992-$14.7 million.
Research activities are conducted by the various businesses of the Company in their respective technologies and markets.

ENVIRONMENTAL COMPLIANCE

  Information with respect to environmental compliance by the Company is set forth on page 18 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

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

EMPLOYEES

  At December 31, 1994, the Company employed approximately 6,200 individuals.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in any of its business segments. Customers generally are billed at normal trade terms with no extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and responsive to normal delivery requirements of customers.

ITEM 2. PROPERTIES.

  The Company has 33 plant facilities in 13 states and five foreign countries. Of these facilities, 26 are owned by the Company and seven are leased. The properties owned by the Company consist of approximately 441 acres, of which approximately 3,537,000 square feet are under roof. Under lease is a total of approximately 463,000 square feet. The leases expire over a range of years from 1995 to 2009 with renewal options for varying terms contained in most of the leases. The Company also has certain parcels of land available for sale. The Company's executive offices in Paoli, Pennsylvania occupy approximately 32,000 square feet under a lease which will expire in 1997. The Company's New York City office occupies approximately 2000 square feet under a lease which will expire in 1996.

  The Company's machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                NUMBER OF FACILITIES     SQUARE FEET UNDER ROOF
                                ----------------------   ------------------------
                                  OWNED       LEASED        OWNED       LEASED
                                ----------  ----------   ------------ -----------
     Electro-mechanical........           9           1     1,155,000     66,000
     Precision Instruments.....           8           6       856,000    397,000
     Industrial Materials......           9           -     1,526,000        --
                                 ----------  ----------  ------------ ----------
         Total.................          26           7     3,537,000    463,000
                                 ==========  ==========  ============ ==========

ITEM 3. LEGAL PROCEEDINGS.

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of its fiscal year ended December 31, 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Stock Exchange. On March 3, 1995, there were approximately 5,700 record holders of the Company's common stock.

  The market price and dividend information with respect to the Company's common stock are set forth on page 38 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)". Future dividend payments by the Company will be dependent upon future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA(/1/)

                                       1994           1993             1992           1991           1990
                                    -----------    -----------      -----------    -----------    -----------
                                    (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED OPERATING RESULTS
 Years ended December 31
Net sales.........................  $     808.0    $     732.2      $     769.6    $     715.1    $     660.7
Costs and expenses................        728.7          732.1            690.5          648.8          592.3
                                    -----------    -----------      -----------    -----------    -----------
Operating income..................         79.3             .1             79.1           66.3           68.4
Other (expense) income--net.......        (17.5)         (11.3)           (12.4)         (13.9)         (11.7)
                                    -----------    -----------      -----------    -----------    -----------
Income (loss) before income taxes.         61.8          (11.2)            66.7           52.4           56.7
Provision for (benefit from)
 income taxes.....................         22.8           (3.9)            22.3           14.4           19.4
                                    -----------    -----------      -----------    -----------    -----------
Income (loss) from continuing
 operations before special items..         39.0           (7.3)            44.4           38.0           37.3
                                    -----------    -----------      -----------    -----------    -----------
Net income (loss)(/2/)............  $      31.0    $      (7.3)     $      44.4    $      38.0    $      37.3
                                    ===========    ===========      ===========    ===========    ===========
Earnings per share:
 Income (loss) from continuing
  operations before special items.  $      1.05    $      (.17)     $      1.01    $       .87    $       .85
                                    ===========    ===========      ===========    ===========    ===========
 Net income (loss)(/2/)...........  $       .84    $      (.17)     $      1.01    $       .87    $       .85
                                    ===========    ===========      ===========    ===========    ===========
Dividends declared and paid per
 share............................  $       .24    $       .57      $       .68    $       .66    $       .64
                                    ===========    ===========      ===========    ===========    ===========
CONSOLIDATED FINANCIAL POSITION At
 December 31
Working capital...................  $      70.7    $     134.2      $     190.2    $     181.4    $     184.4
Property, plant and equipment,
 net..............................        175.1          184.8            186.0          194.2          200.7
Net assets of spun off operations.          --             --               --             --             --
Other assets......................         72.9           75.8             89.2           99.2           96.8
                                    -----------    -----------      -----------    -----------    -----------
 Total............................        318.7          394.8            465.4          474.8          481.9
Long-term debt....................        190.3          172.4            187.1          204.8          223.8
Deferred income taxes.............         28.5           28.0             42.7           36.1           33.2
Other long-term liabilities.......         26.7           29.1             25.3           22.4           25.5
                                    -----------    -----------      -----------    -----------    -----------
Stockholders' equity..............  $      73.2    $     165.3      $     210.3    $     211.5    $     199.4
                                    ===========    ===========      ===========    ===========    ===========
ADDITIONAL FINANCIAL DATA
 Financial Ratios:
  Return on beginning--Capital....         12.7%           1.0%            13.3%          12.1%          12.0%
           --Stockholders' equity.         18.8%          (3.5)%           21.0%          19.0%          19.2%
  Return on net sales(/4/)........          3.8%          (1.0)%            5.8%           5.3%           5.7%
  Total debt as a percent of
   capitalization.................         73.4%          53.1%            49.6%          51.1%          55.4%
  Ratio of EBITDA to interest
   expense(/5/)...................          5.2x           5.2x             5.9x           4.7x           4.8x
  Ratio of debt to EBITDA(/5/)....          1.7x           2.0x             1.8x           2.1x           2.4x
  Ratio of earnings to fixed
   charges........................          3.4x           -- (/6/)         4.0x           3.2x           3.3x
OTHER DATA
 For the year:
 Capital expenditures.............  $      23.1    $      38.3      $      24.0    $      18.8    $      35.7
 Depreciation and amortization....  $      37.3    $      35.9      $      37.3    $      36.5    $      33.5
 EBITDA(/5/)......................  $     119.0    $      92.4      $     117.6    $     103.5    $     100.7
 Research and development
  expenses........................  $      17.8    $      15.1      $      14.7    $      12.1    $      11.1
 Sales per employee (in
  thousands)......................  $     133.2    $     122.8      $     123.2    $     118.3    $     111.9
 Common stock trading range:
 High.............................          18 3/4         17 1/2           18 1/8          14            14 1/2
 Low..............................          11 5/8         10 5/8           13 1/8          8 1/2          8 1/4
 At year-end:
 Number of shares outstanding.....         34.7           43.6             44.2           44.0           43.7
 Stockholders' equity per share...  $      2.11    $      3.79      $      4.76    $      4.81    $      4.56
 Total assets.....................  $     502.0    $     562.7      $     603.1    $     612.5    $     615.2
 Number of stockholders of record.        5,952          6,509            7,227          7,486          7,833
 Number of employees..............        6,200          6,000            6,200          6,100          6,100

--------
(1) Certain prior-year items have been restated to conform to the current year's presentation.
(2) Amounts in 1994 include an after tax loss on early extinguishment of debt totaling $11.8 million ($.32 per share), and an after tax gain from the cumulative effect of an accounting change totaling $3.8 million ($.11 per share). Amounts in 1993 include after tax charges totaling $33.5 million or $.77 per share for restructuring and other unusual items. These charges were for costs related to work force reductions, asset write-downs, relocation and consolidation of certain product lines and operations, and for other unusual items.
(3) Net income for 1988 includes costs and losses related to operations spun off in 1988 totaling $8.1 million, or $.18 per share, and a gain of $3.6 million, or $.08 per share, from a change in accounting for income taxes. Net income prior to 1988 includes operating results of spun off operations.
SEE ADDITIONAL NOTES ON PAGE 12.

                            1989          1988              1987             1986             1985
                         -----------   -----------      ------------      -----------     ------------
                         (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED OPERATING
 RESULTS Years ended
 December 31
Net sales..............  $    587.8    $    520.5       $      431.1      $    391.9      $      325.3
Costs and expenses.....       527.6         466.9              374.5           349.2             284.8
                         ----------    ----------       ------------      ----------      ------------
Operating income.......        60.2          53.6               56.6            42.7              40.5
Other (expense)
 income--net...........          .5           2.2                2.0            13.2               6.7
                         ----------    ----------       ------------      ----------      ------------
Income (loss) before
 income taxes..........        60.7          55.8               58.6            55.9              47.2
Provision for (benefit
 from) income taxes....        22.4          20.7               21.9            19.6              20.1
                         ----------    ----------       ------------      ----------      ------------
Income (loss) from
 continuing operations
 before special items..        38.3          35.1               36.7            36.3              27.1
                         ----------    ----------       ------------      ----------      ------------
Net income (loss)(/2/).  $     38.3    $     30.6(/3/)  $       41.2(/3/) $     36.6(/3/) $       34.9(/3/)
                         ==========    ==========       ============      ==========      ============
Earnings per share:
 Income (loss) from
  continuing operations
  before special items.  $      .87    $      .80       $        .84      $      .82      $        .62
                         ==========    ==========       ============      ==========      ============
 Net income
  (loss)(/2/)..........  $      .87    $      .70(/3/)  $        .94(/3/) $      .83(/3/) $        .80(/3/)
                         ==========    ==========       ============      ==========      ============
Dividends declared and
 paid per share........  $      .62    $      .60       $    .52 1/2      $      .50      $    .42 1/2
                         ==========    ==========       ============      ==========      ============
CONSOLIDATED FINANCIAL
 POSITION At
 December 31
Working capital........  $    215.1    $    176.1       $      227.8      $    206.8      $       65.1
Property, plant and
 equipment, net........       153.0         131.1              106.6            91.1              91.2
Net assets of spun off
 operations............         --            --                58.8            52.1              62.7
Other assets...........        94.1          66.4               61.8            76.5              83.1
                         ----------    ----------       ------------      ----------      ------------
 Total.................       462.2         373.6              455.0           426.5             302.1
Long-term debt.........       219.6         148.8              155.5           152.0              38.5
Deferred income taxes..        29.9          30.2               35.8            35.9              36.1
Other long-term
 liabilities...........        17.8          13.7               10.8             7.5               7.8
                         ----------    ----------       ------------      ----------      ------------
Stockholders' equity...  $    194.9    $    180.9       $      252.9      $    231.1      $      219.7
                         ==========    ==========       ============      ==========      ============
ADDITIONAL FINANCIAL
 DATA
 Financial Ratios:
  Return on beginning--
   Capital                     14.2%          9.3%(/4/)         12.8%           15.8%             15.1%
   -- Stockholders'
      equity...........        21.2%         18.1%(/4/)         17.8%           16.7%             17.4%
  Return on net
   sales(/4/)..........         6.5%          6.7%               8.5%            9.3%              8.3%
  Total debt as a
   percent of
   capitalization......        54.1%         46.5%              39.1%           40.6%             24.8%
  Ratio of EBITDA to
   interest
   expense(/5/)........         5.9x          5.8x               5.4x            9.3x             12.5x
  Ratio of debt to
   EBITDA(/5/).........         2.5x          2.1x               2.2x            2.2x              0.8x
  Ratio of earnings to
   fixed charges.......         4.5x          N/A                N/A             N/A               N/A
OTHER DATA
 For the year:
 Capital expenditures..  $     25.7    $     30.7       $       24.4      $     12.1      $       12.0
 Depreciation and
  amortization.........  $     25.3    $     21.1       $       18.1      $     17.8      $       12.0
 EBITDA(/5/)...........  $     91.2    $     75.7       $       74.7      $     72.6      $       53.5
 Research and
  development expenses.  $     17.6    $     17.3       $       16.0      $     15.3      $       11.5
 Sales per employee (in
  thousands)...........  $    106.8    $    104.8       $       96.7      $     90.5      $       78.1
 Common stock trading
  range:
 High..................         15 3/4        17 3/8             19 11/16        15 1/2            14 3/4
 Low...................          12           12 1/2              12             11 7/8             9 15/16
 At year-end:
 Number of shares
  outstanding..........        44.3          44.0               43.9            43.8              44.0
 Stockholders' equity
  per share............  $     4.40    $     4.11       $       5.76      $     5.27      $       4.99
 Total assets..........  $    563.3    $    448.3       $      521.9      $    496.6      $      390.0
 Number of stockholders
  of record............       7,988         7,986              7,944           8,203             9,140
 Number of employees...       5,900         5,200              4,700           4,200             4,400

--------
(4) Based on earnings and net assets of continuing operations.
(5) EBITDA represents income before interest, amortization of deferred financing costs, taxes, depreciation and amortization, and 1994 and 1993 nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity.
(6) 1993 earnings were insufficient to cover fixed charges by approximately $12.2 million.
N/A--Data not available for years indicated.
SEE ADDITIONAL NOTES ON PAGE 11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 19 of this report.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

 Results of Operations

  In 1994, the Company achieved record sales of $808.0 million, an increase of $75.8 million or 10.3% from 1993. All business segments reported improved sales, led by the Electro-mechanical Group, where increased worldwide demand for electric motor products manufactured by the Company's United States and Italian operations resulted in a significant sales increase by these businesses in 1994. The Precision Instruments Group's 1994 sales increased due to improved demand for heavy truck instruments, offset somewhat by lower sales of aerospace instruments. The Industrial Materials Group benefited from improved business conditions in many of its markets, resulting in increased sales by most of the businesses in the group. Sales by all business segments to foreign markets totaled $238.0 million in 1994 compared to $202.9 million in 1993, an increase of 17.3%. Export shipments from the United States in 1994 continued to increase and reached $116.5 million, compared to $105.7 million in 1993, an increase of 10.3%.

  New orders during 1994 were $831.4 million, an increase of $127.6 million or 18.1% from 1993, reflecting the overall increases in demand mentioned above. The backlog of orders was $236.0 million at year-end, an increase of 11.0% from $212.6 million at the end of 1993.

  Business segment operating profit was $102.7 million in 1994, compared to $74.8 million in 1993, an increase of 37.3% before 1993 restructuring and other unusual operating charges. The increase in profits was due to the higher sales volume, and improved operating efficiencies in the Precision Instruments Group, due primarily to the realization of significant cost savings resulting from the restructuring activities initiated in 1993. After reflecting the restructuring and other unusual charges, business segment operating profit for 1993 was $22.7 million.

  Corporate expenses (including unallocated administrative expenses, interest expense and net other income) were $40.9 million in 1994, an increase of $7.0 million or 20.7% from 1993, primarily due to increased interest expense and higher amortization of debt issuance costs, both associated with the new debt agreements entered into by the Company in March of 1994. Interest income was lower in 1994 resulting from a decrease in average invested cash during the year as the Company made substantial early debt repayments and repaid revolving credit loans in the third and fourth quarters of the year.

  The effective tax rate for 1994 was 36.9%, and reflects favorable state income tax adjustments recorded in the third and fourth quarters, primarily related to prior tax years. The effective rate of income tax benefit for 1993 was 34.5%, and reflected the 1993 increase in the U.S. federal statutory rate from 34% to 35%. The 1993 U.S. income tax benefit was reduced somewhat by a tax provision on foreign pre-tax earnings.

  The weighted average shares outstanding during 1994 was 37.1 million shares, compared to the average of 43.9 million shares for 1993, a reduction of 15.4%. The net reduction in the average number of shares outstanding in 1994 results from the repurchase and retirement of 9.2 million shares under the Company's share repurchase program which began in March 1994.

  Income before an extraordinary charge and a gain from the cumulative effect of an accounting change in 1994 was $39.0 million, or $1.05 per share, compared with 1993, when earnings before restructuring and other unusual charges were $26.2 million, or $.60 per share, an improvement of 49.0%.

  After an extraordinary loss of $11.8 million, net of taxes, or $.32 per share, from the early extinguishment of debt, and a $3.8 million after tax gain ($.11 per share) due to a required change in accounting for certain marketable securities, both occurring in the first quarter of 1994, net income for 1994 was $31.0 million or $.84 per share. This compares to a net loss of $7.3 million or $.17 per share for 1993, which included a $.77 per share charge for resizing, restructuring and other unusual charges.

  Net income for the fourth quarter of 1994 was $10.3 million, or $.30 per share, on sales of $200.3 million, compared to earnings of $7.0 million or $.16 per share on sales of $183.3 million for the fourth quarter of 1993 before unusual charges. After a $28.6 million ($.66 per share) charge, net of taxes, for restructuring and other unusual items, the fourth quarter of 1993 had a net loss of $21.6 million or $.50 per share. Operating profit by business segment in the fourth quarter of 1994 increased by $7.2 million or 39.4% to $25.4 million, compared to the 1993 fourth quarter profit of $18.2 million before $43.8 million of pre-tax unusual charges; all business segments reflected an increase in fourth quarter operating profit.

 Business Segment Results

                                              YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                               1994      1993           1992
                                             --------  --------       --------
                                               (DOLLARS IN THOUSANDS)
NET SALES(/1/):
  Electro-mechanical........................ $340,358  $280,732       $309,556
  Precision Instruments.....................  280,638   275,351        297,025
  Industrial Materials......................  186,968   176,112        162,969
                                             --------  --------       --------
    Total net sales......................... $807,964  $732,195       $769,550
                                             ========  ========       ========
INCOME (LOSS):
Segment operating profit(/2/):
  Electro-mechanical........................ $ 46,203  $ 35,018       $ 49,912
  Precision Instruments.....................   29,189   (30,643)(/3/)   28,045
  Industrial Materials......................   27,295    18,284 (/4/)   22,096
                                             --------  --------       --------
    Total segment operating profit..........  102,687    22,659        100,053
  Corporate and other expenses(/5/).........  (40,880)  (33,856)       (33,334)
                                             --------  --------       --------
    Income (loss) before income taxes....... $ 61,807  $(11,197)      $ 66,719
                                             ========  ========       ========

--------
/(1)/ After elimination of intersegment sales, which are not significant in amount.
/(2)/ Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
/(3)/ Reflects charges of $47.8 million primarily for resizing and restructuring activities, principally work force reductions, asset write-downs, relocation of product lines and the overall consolidation of the Company's aerospace operations.
/(4)/ Reflects charge of $3.9 million primarily for asset write-downs.
/(5)/ Includes unallocated administrative expenses, interest expense and net other income and, in 1993, $2.8 million of restructuring and other unusual charges.

  The Electro-mechanical Group's sales increased $59.6 million or 21.2% to $340.4 million primarily due to increased market share and improved worldwide demand for electric motor products manufactured by this group. Domestic sales increased $28.5 million or 18.3% and international sales improved $31.2 million or 24.9% over 1993. Operating profit of this group increased 31.9% to $46.2 million in 1994, due to the increase in sales volume and improved operating margins, primarily by the Italian motor businesses. The Italian operations reported a 29.1% increase in sales in 1994, and operating profit grew by 82.7% with minimal currency translation effects. Capacity expansions at the two plants in North Carolina were substantially completed in 1994, providing for potentially higher sales and increased efficiency.

  Precision Instruments Group sales in 1994 were $280.6 million, an increase of $5.3 million or 1.9% from 1993. Higher sales of heavy truck instruments were significantly offset by lower sales of aerospace and process measurement instruments caused by the continuing overall weakness in process instruments markets. Group operating profit in 1994 increased sharply to $29.2 million, compared to $17.1 million in 1993, before 1993 restructuring and other unusual operating charges of $47.8 million. The increased profitability is due primarily to realized cost savings from the successful implementation of the restructuring program initiated in 1993. The cost savings from the restructuring programs result from the relocation of aerospace manufacturing operations and facilities combination, as well as selected work force reductions (including certain pension-related costs) and production efficiencies. The cost savings being realized from the restructuring program are ahead of plan, and are expected to continue. Under the restructuring program, this group is experiencing a delay in the timing of certain planned work force reductions, due to a one-year extension of the current labor contract at a facility in Sellersville, Pennsylvania to September 1995. Except for this delay, the restructuring program is on schedule and is still expected to be fully implemented as planned. In February 1995, the Company announced that it had reached an agreement in principle to acquire, for cash, the heavy vehicle instrumentation business of privately owned Dixson, Inc. Upon completion of this acquisition, estimated for the second quarter of 1995, this business will be included in the Precision Instruments Group.

  Industrial Materials Group sales were $187.0 million in 1994, an increase of $10.9 million or 6.2% from 1993 due to general improvements in most of the markets served by this group. All but one business in this group reported 1994 sales increases. Group operating profit in 1994 increased $5.1 million or 22.8% to $27.3 million, before 1993 restructuring charges of $3.9 million. The increase in profitability was mainly attributable to improved operating efficiencies in the group, despite significant increases in raw materials costs experienced by the specialty metal business. The higher sales volume also contributed to the profit improvement, due in part to a cyclical rebound by the plastics compounding and foam packaging businesses. In November 1994, the Company announced that it intends to sell its Microfoam packaging division, which is part of this group. The Company expects positive financial results from the sale of this business, which is expected to be completed in the second quarter of 1995.

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

 Results of Operations

  Sales for 1993 were $732.2 million, a decrease of $37.4 million or 4.9% from 1992. The sales decrease was attributable to reduced domestic and European demand for electric motor products and the negative effect of translating sales of the Company's Italian operations from the weaker Italian lire to U.S. dollars. Sales by the Precision Instruments Group also declined as a result of continued poor market conditions for aerospace products and process and analytical instruments. A sales improvement was reported by the Industrial Materials Group due to the strength of demand for liquid filtration products, specialty metal products and compounded plastics. Sales by all business segments to foreign markets totaled $202.9 million in 1993 compared to $233.7 million in 1992, a decrease of 13.2%. Export shipments from the United States in 1993 were $105.7 million, a decrease of 11.4% from 1992, primarily as a result of weak economic conditions in Europe.

  New orders during 1993 were $703.9 million, a decrease of $31.6 million or 4.3% from 1992. The backlog of orders was $212.6 million at year-end, an 11.8% decrease from 1992, reflecting the lower level of business in the Electro-mechanical and Precision Instruments Groups.

  Business segment operating profit before restructuring and other unusual operating charges was $74.8 million in 1993, compared to $100.1 million in 1992, a decrease of 25.3%. Along with the reduction due to the lower sales volume, this decline reflected operating inefficiencies (primarily within the Electro-mechanical and the Precision Instruments Groups) and higher expenses caused by a plant start-up and plant rearrangements in the Electro-mechanical Group. In 1993, business segment results also reflected charges totaling $52.1 million for resizing and restructuring certain operations and other unusual expenses. After reflecting these charges, business segment operating profit for 1993 was $22.7 million.

  Corporate expenses (including unallocated administrative expenses, interest expense and net other income) were $33.9 million in 1993, substantially unchanged from $33.3 million in 1992.

  The effective rate of income tax benefit for 1993 of 34.5% reflected the new U.S. federal statutory income tax rate of 35% for all of 1993. The overall effective rate of the tax benefit was reduced somewhat by a tax provision on foreign pre-tax earnings.

  After tax earnings for 1993, before restructuring and other unusual charges, were $26.2 million or $.60 per share. This compared to net income of $44.4 million or $1.01 per share earned in 1992. After restructuring and other unusual charges totaling $33.5 million (after tax), the Company reported a net loss of $7.3 million, or $.17 per share for 1993.

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

  Precision Instruments Group sales in 1993 were $275.4 million, a decrease of $21.7 million or 7.3% from 1992. The sales decline reflected the continuing weakness in demand for aircraft instruments and engine sensors from commercial airlines and poor conditions in the aerospace industry and in process control markets. The sales decline was partially offset by increased sales of truck instruments, flight reference systems and sales by a new business acquired in the first quarter of 1993. Operating profit of this group before restructuring and other unusual charges was $17.1 million in 1993 compared to $28.0 million in 1992, a $10.9 million or 39.0% decline. This decrease was due to the sales decline, production inefficiencies and changes in product mix. This group's profits were further reduced by restructuring and unusual operating charges of $47.8 million in 1993, of which $39.8 million was recorded in the fourth quarter, and resizing charges of $8.0 million which were recorded in the first nine months of the year. These charges were primarily for work force reductions planned or which occurred in 1993 (including certain pension-related costs), asset write-downs, product line relocations of certain gauge manufacturing operations, and consolidation of the Company's aerospace businesses. Most of these actions were necessary due to the unwillingness of the union at the Company's Sellersville facility to agree to wage and work rule concessions requested by the Company necessary to make that operation competitive. After restructuring and other unusual operating charges, this group reported an operating loss of $30.6 million for 1993.

  Industrial Materials Group sales in 1993 were $176.1 million, an increase of $13.1 million or 8.1% from 1992, largely due to increased sales of liquid filtration products, compounded plastics and specialty metal products. Group operating profit before restructuring and other unusual charges was $22.2 million, a slight improvement over operating profit of $22.1 million reported for 1992. An increase in profits by the Specialty Metal Products Division was substantially offset by lower profits from the other businesses in this group due to operating inefficiencies and changes in product mix at certain divisions. After fourth quarter 1993 restructuring and other unusual charges of $3.9 million, primarily for certain asset write-downs, group operating profit was $18.3 million for 1993. In February 1994, a warehouse attached to a plant in this group collapsed under the weight of heavy snow. Later that month, the plant returned to full operation and the damages and related losses were covered by insurance.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  Working capital at December 31, 1994 amounted to $70.7 million, a decrease of $63.4 million from December 31, 1993, due primarily to a decrease in cash and securities caused by scheduled and early debt repayments, repayment of revolving credit loans and offset somewhat by an increase in accounts payable and accruals due to the higher level of business activity. The ratio of current assets to current liabilities at December 31, 1994 was 1.39 to 1, compared to 1.80 to 1 at December 31, 1993.

  The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $119.0 million in 1994, compared to $92.4 million in 1993, before unusual items.

  Cash generated by the Company's operating activities totaled $111.7 million in 1994 compared to $65.3 million in 1993, an increase of $46.5 million. The increase was caused primarily by net cash inflows of $31.6 million from the sale of trading securities precipitated by restrictive covenants in the Company's new bank credit agreement (see Note 4 to the financial statements). Higher income after adjusting for nonrecurring and other noncash items, reduced somewhat by slightly less favorable changes in operating working capital items, also contributed to the improved operating cash flow.

  Total cash and noncash charges against reserves for restructuring and other unusual items, for which $54.9 million was provided in 1993, amounted to $10.9 million in 1994, and did not significantly affect the Company's liquidity. The cash portion of the 1994 charges was $5.5 million. For 1993, cash and noncash charges of $6.7 million were incurred, including $4.1 million of cash charges. Charges in 1994 were primarily for work force reductions, the relocation of aerospace operations and facilities combination, as well as the planned write-off of certain assets. In 1995, the Company expects to incur charges in the range of $14-$17 million (principally cash) related to the restructuring activities, and anticipates the completion of the restructuring program as planned. During 1994, the Company experienced certain delays in implementing specific portions of the restructuring plan, due to a one-year extension to September 1995, of the current labor contract at its facility in Sellersville, Pennsylvania. Also, the Company encountered a delay in securing a facility in Binghamton, New York for the relocation of the Sellersville aerospace manufacturing operations. The Binghamton facility opened in mid-1994, and shipments began in September 1994. Although the timing of certain cash expenditures related to these activities are running behind the original plan, the Company believes the total restructuring reserve is adequate for its intended purpose. When the entire restructuring program is completed, it is anticipated that the benefits, which have already been substantial, will more than offset the required cash expenditures under the plan over time.

  Cash used for investing activities totaled $7.1 million in 1994, compared to $31.9 million in 1993, a decline of $24.8 million. The current year includes lower capital expenditures ($23.1 million compared to $38.3 million in 1993), and cash proceeds from the sale of an idle facility and other assets totaling $11.5 million. The sale of the noninvestment assets was part of the 1993 restructuring program. Investing activities in 1993 also included the purchase of a business.

  Financing activities used cash totaling $137.9 million in 1994, compared to $52.0 million in 1993. Total borrowings were $307.6 million in 1994 and consisted of the public sale of $150 million in 9 3/4% senior notes in March 1994, plus $157.6 million of borrowings under the Company's senior secured bank credit agreement, also effected in March 1994, and amended in October 1994 (see
Note 6 to the financial statements). These borrowings, plus cash available and cash generated were used: (a) to prepay outstanding debt of $185.4 million in March 1994, (b) to fund debt prepayment premiums and debt issuance costs of $29.2 million, (c) to repay $107.1 million which was borrowed primarily under the bank credit agreement since March 1994, including early repayments, (d) to fund $8.9 million in dividend payments, and (e) to repurchase 9.2 million shares of the Company's common stock at a cost of $118.8 million under the Company's share repurchase program, offset somewhat by $3.9 million of cash received from employees upon the exercise of employee stock options.

  The financing activities noted above caused the Company's debt at December 31, 1994 to increase $15.2 million from December 31, 1993 to $202.1 million, while its equity decreased $92.2 million during the same period to $73.2 million, resulting in a total decrease in capitalization for the year of $77.0 million to $275.3 million.

  This change resulted in increased leverage. The Company's strong cash flow since its refinancing in March 1994 permitted the Company to make early debt repayments of $40 million and reduce revolving credit loans by $61 million as of year-end. Restrictive covenants in the Company's debt agreements limit the Company's ability to engage in certain types of investing or financing activities, including purchases and sales of assets outside the ordinary course of business, and the incurrence of further indebtedness beyond that allowed by the credit facility. The Company's increasing cash flow from its operations, estimated annual savings of $22 million from the reduction in annual dividends and stock repurchases, and lower required debt principal payments in the near term are expected to more than compensate for these restrictions.

  The Company amended the bank credit agreement in October 1994 allowing for increased operating and financial flexibility by reducing the total credit facility, resulting in reduced term loan commitments, and increased revolving loan commitments, as well as lowering interest rates and commitment fees. The amended agreement also permits the Company additional flexibility to spend up to $25 million to repurchase portions of its senior notes, or make additional repurchases of its common stock, or a combination thereof, subject to approval by the Board of Directors. The Company now has total domestic bank loan commitments of $200 million, consisting of a $50 million 5-year term loan and a $150 million revolving credit commitment. The total commitment of $200 million was reduced from the initial commitment of $250 million and expires in 1999. At December 31, 1994, $135.3 million is unused and available. The Company's subsidiaries also had unused foreign lines of credit with European banks of approximately $15.9 million at December 31, 1994.

  As a result of all 1994 cash flow activities, cash and cash equivalents decreased $33.2 million since December 31, 1993, to $7.2 million at December 31, 1994. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable the Company to meet its needs in the foreseeable future.

 Capital Expenditures

  Capital expenditures were $23.1 million in 1994, compared to $38.3 million in 1993. The 1994 expenditures were for additional manufacturing equipment to provide expanded production capacity, primarily in the Electro-mechanical Group, and the completion of a plant expansion in the Industrial Materials Group. The 1993 expenditures included an additional production facility. The Company expects to increase its capital spending in 1995, to a level approximating the level incurred in 1993, with continuing emphasis on expansion of production capacity, primarily in the Electro-mechanical Group.

ENVIRONMENTAL MATTERS

  The Company is subject to environmental laws and regulations, as well as stringent clean-up requirements, and has also been named a potentially responsible party at several sites which are the subject of government-mandated clean-ups. Provisions for environmental clean-up at these sites and other sites were approximately $1.6 million in 1994, $4.9 million in 1993 and $1.4 million in 1992.

  While it is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, the Company believes that, based upon past experience and current evaluations, the outcome of these actions is not likely to have a material adverse effect on future results of operations, financial position, or cash flows of the Company.

ACCOUNTING STANDARDS RECENTLY ADOPTED

  Effective January 1, 1994, the Company adopted FASB Statement No. 115 relating to certain investments in marketable securities. The after tax effect of this accounting change was a one-time credit to 1994 earnings of $3.8 million, or $.11 per share. Additionally, in 1994 the Company adopted FASB Statement No. 119 relating to disclosure about derivative financial instruments.

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

OUTLOOK

  The Company is subject to economic uncertainties in its worldwide markets. Management believes that operating performance and strong cash flow have strengthened the Company considerably in 1994, and that the business and financial strategies initiated in 1993 will continue to benefit the Company. In management's view, the continued expansion of the Company's global businesses and historically strong cash flow position AMETEK to deal effectively with the anticipated business environment. The Company foresees opportunities for continued growth in 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            PAGE
                                                                            ----
   INDEX TO FINANCIAL STATEMENTS (ITEM 14(A) 1)
   Report of Independent Auditors.........................................   20
   Consolidated Statement of Income for the years ended December 31, 1994,
    1993 and 1992.........................................................   21
   Consolidated Balance Sheet at December 31, 1994 and 1993...............   22
   Consolidated Statement of Cash Flows for the years ended December 31,
    1994, 1993 and 1992...................................................   23
   Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1994, 1993 and 1992......................................   24
   Notes to the Consolidated Financial Statements.........................   25

   FINANCIAL STATEMENT SCHEDULES (ITEM 14(A) 2)

   Financial statement schedules have been omitted since they are either no longer required to be submitted, they are inapplicable, or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

  We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for marketable securities.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 31, 1995

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Net sales..................................  $  807,964  $  732,195  $  769,550
                                             ----------  ----------  ----------
Expenses:
  Cost of sales, excluding depreciation....     619,389     582,001     583,357
  Selling, general and administrative......      79,248      76,759      77,690
  Depreciation.............................      29,986      28,277      29,360
  Resizing and restructuring charges.......         --       45,089         --
                                             ----------  ----------  ----------
    Total expenses.........................     728,623     732,126     690,407
                                             ----------  ----------  ----------
Operating income...........................      79,341          69      79,143
Other income (expenses):
  Interest expense.........................     (21,618)    (17,603)    (19,721)
  Other, net...............................       4,084       6,337       7,297
                                             ----------  ----------  ----------
Income (loss) before income taxes..........      61,807     (11,197)     66,719
Provision for (benefit from) income taxes..      22,816      (3,865)     22,362
                                             ----------  ----------  ----------
Income (loss) before extraordinary item and
 cumulative effect of accounting change....      38,991      (7,332)     44,357
Extraordinary loss on early extinguishment
 of debt, net of taxes.....................     (11,810)        --          --
Cumulative effect of accounting change, net
 of taxes..................................       3,819         --          --
                                             ----------  ----------  ----------
Net income (loss)..........................  $   31,000  $   (7,332) $   44,357
                                             ==========  ==========  ==========
Earnings (loss) per share:
  Income (loss) before extraordinary item
   and cumulative effect of accounting
   change..................................  $     1.05  $     (.17) $     1.01
  Extraordinary loss on early
   extinguishment of debt, net of taxes....        (.32)        --          --
  Cumulative effect of accounting change,
   net of taxes............................         .11         --          --
                                             ----------  ----------  ----------
Net income (loss)..........................  $      .84  $     (.17) $     1.01
                                             ==========  ==========  ==========
Average common shares outstanding..........  37,125,569  43,901,767  44,095,057
                                             ==========  ==========  ==========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  7,248  $ 40,468
  Marketable securities....................................   10,480    44,191
  Receivables, less allowance for possible losses..........  115,672   108,068
  Inventories..............................................  100,607    91,894
  Deferred income taxes....................................   12,637    13,346
  Other current assets.....................................    7,317     4,100
                                                            --------  --------
    Total current assets...................................  253,961   302,067
Property, plant and equipment, net.........................  175,057   184,809
Other assets...............................................   72,946    75,787
                                                            --------  --------
                                                            $501,964  $562,663
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 74,922  $ 54,374
  Income taxes.............................................   10,712    11,136
  Accrued liabilities......................................   85,771    87,851
  Short-term borrowings and current portion of long-term
   debt....................................................   11,821    14,543
                                                            --------  --------
    Total current liabilities..............................  183,226   167,904
Long-term debt.............................................  190,336   172,429
Deferred income taxes......................................   28,482    27,948
Other long-term liabilities................................   26,740    29,056
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized: 5,000,000
   shares; none issued.....................................      --        --
  Common stock, $.01 par value, ($1.00 par value--1993)
   authorized: 100,000,000 shares; issued: 1994--37,193,217
   shares; 1993--46,414,317 shares.........................      372    46,414
  Capital in excess of par value...........................    7,382     6,389
  Retained earnings........................................  111,150   161,297
                                                            --------  --------
                                                             118,904   214,100
  Net unrealized losses....................................  (21,222)  (21,632)
  Less: Cost of shares held in treasury: 1994--2,486,057
   shares; 1993--2,774,672 shares..........................  (24,502)  (27,142)
                                                            --------  --------
    Total stockholders' equity.............................   73,180   165,326
                                                            --------  --------
                                                            $501,964  $562,663
                                                            ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994       1993      1992
                                                 ---------  --------  --------
Cash provided by (used for):
Operating activities:
  Net income (loss)............................. $  31,000  $ (7,332) $ 44,357
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Extraordinary loss on early extinguishment of
    debt........................................    11,810       --        --
   Cumulative effect of accounting change.......    (3,819)      --        --
   Depreciation and amortization................    37,279    35,907    37,263
   Deferred income taxes........................     4,833   (19,970)    1,814
   Resizing, restructuring and other unusual
    charges.....................................       --     50,898       --
   Proceeds from sale of trading securities.....    31,566       --        --
   Changes in operating working capital:
    (Increase) decrease in receivables..........    (8,590)     (633)    2,940
    (Increase) decrease in inventories and other
     current assets.............................    (9,944)   (1,035)    2,969
    Increase (decrease) in payables, accruals
     and income taxes...........................    22,423     8,704    (5,228)
   Other........................................    (4,814)   (1,288)   (5,529)
                                                 ---------  --------  --------
    Total operating activities..................   111,744    65,251    78,586
                                                 ---------  --------  --------
Investing activities:
  Additions to property, plant and equipment....   (23,071)  (38,324)  (23,990)
  Purchase of businesses and investments........    (1,144)  (16,585)  (16,992)
  Decrease in marketable securities.............     5,843    14,998    15,965
  Proceeds from sale of investments.............    11,541     7,795    12,806
  Other.........................................      (232)      244       781
                                                 ---------  --------  --------
    Total investing activities..................    (7,063)  (31,872)  (11,430)
                                                 ---------  --------  --------
Financing activities:
  Cash dividends paid...........................    (8,910)  (25,095)  (29,991)
  Additional long-term borrowings...............   306,004       --      3,755
  Repayment of long-term debt...................  (292,506)  (19,411)  (20,041)
  Debt prepayment premiums and debt issuance
   costs........................................   (29,211)      --        --
  Repurchases of common stock...................  (118,832)   (8,878)      --
  Other.........................................     5,554     1,335     3,388
                                                 ---------  --------  --------
    Total financing activities..................  (137,901)  (52,049)  (42,889)
                                                 ---------  --------  --------
(Decrease) increase in cash and cash
 equivalents....................................   (33,220)  (18,670)   24,267
Cash and cash equivalents:
  Beginning of year.............................    40,468    59,138    34,871
                                                 ---------  --------  --------
  End of year................................... $   7,248  $ 40,468  $ 59,138
                                                 =========  ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1994      1993       1992
                                                --------  ---------  ---------
CAPITAL STOCK
 Preferred Stock, $1.00 par value (authorized
  5,000,000 shares), none issued............... $    --   $     --   $     --
                                                --------  ---------  ---------
 Common Stock, $.01 par value ($1.00 par
  value--1993 and 1992), (authorized
  100,000,000 shares):
  Balance at the beginning of the year.........   46,414     46,414     46,414
  Common stock retirement......................   (6,988)       --         --
  Reduction in par value from $1.00 per share
   to $.01 per share...........................  (39,054)       --         --
                                                --------  ---------  ---------
    Balance at the end of the year.............      372     46,414     46,414
                                                --------  ---------  ---------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the year.........    6,389      5,679      4,428
  Employee stock options and savings plan......      976        571      1,251
  Reduction in par value of common stock.......   39,054        --         --
  Common stock retirement......................  (39,607)       --         --
  Other........................................      570        139        --
                                                --------  ---------  ---------
    Balance at the end of the year.............    7,382      6,389      5,679
                                                --------  ---------  ---------
RETAINED EARNINGS
  Balance at the beginning of the year.........  161,297    193,724    179,358
  Net income (loss)............................   31,000     (7,332)    44,357
  Cash dividends paid..........................   (8,910)   (25,095)   (29,991)
  Common stock retirement......................  (72,237)       --         --
                                                --------  ---------  ---------
    Balance at the end of the year.............  111,150    161,297    193,724
                                                --------  ---------  ---------
NET UNREALIZED LOSSES
 Foreign currency translation:
  Balance at the beginning of the year.........  (20,163)   (12,205)     3,922
  Translation adjustments......................    4,015     (7,958)   (16,127)
                                                --------  ---------  ---------
    Balance at the end of the year.............  (16,148)   (20,163)   (12,205)
                                                --------  ---------  ---------
 Pension liability in excess of unrecognized
  prior service cost:
  Balance at the beginning of the year.........   (4,731)    (4,224)    (1,056)
  Adjustments for the year.....................      340       (507)    (3,168)
                                                --------  ---------  ---------
    Balance at the end of the year.............   (4,391)    (4,731)    (4,224)
                                                --------  ---------  ---------
 Other (principally valuation allowance for
  marketable securities):
  Balance at the beginning of the year.........    3,262        --         --
  (Depreciation) appreciation in marketable
   securities..................................   (2,547)     1,864        --
  Other........................................   (1,398)     1,398        --
                                                --------  ---------  ---------
    Balance at the end of the year.............     (683)     3,262        --
                                                --------  ---------  ---------
    Balance at the end of the year.............  (21,222)   (21,632)   (16,429)
                                                --------  ---------  ---------
TREASURY STOCK
  Balance at the beginning of the year.........  (27,142)   (19,116)   (21,587)
  Employee stock options and savings plan......    2,577        744      2,137
  Purchase of treasury stock...................      --      (8,878)       --
  Other........................................       63        108        334
                                                --------  ---------  ---------
    Balance at the end of the year.............  (24,502)   (27,142)   (19,116)
                                                --------  ---------  ---------
      Total Stockholders' Equity............... $ 73,180  $ 165,326  $ 210,272
                                                ========  =========  =========

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

 Cash Equivalents, Securities and Other Investments

  All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Marketable equity securities and fixed income securities which are available for sale are carried at market value. Unrealized holding gains and losses on securities classified as available-for-sale, less deferred income taxes, are reflected as a component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. At December 31, 1994, the Company classified all of its equity securities and fixed income securities as available-for-sale. Other investments are accounted for by the equity method.

 Inventories

  Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value was $33.5 million and $29.4 million at December 31, 1994 and 1993.

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

 Revenue Recognition

  The Company's revenues are recorded as products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company's option. The aggregate provisions for estimated warranty costs (not significant in amount) are recorded at the time of sale and periodically adjusted through current operations to reflect actual experience.

 Research and Development

  Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1994-$17.8 million, 1993-$15.1 million, and 1992-$14.7 million.

 Earnings Per Share

  Earnings per share are based on the average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding stock options were exercised.

                                  AMETEK, INC.

 Foreign Currency Translation

  Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their results of operations are translated using average exchange rates for the year.

  Certain transactions of the Company and its subsidiaries are made in currencies other than their own. Gains and losses from these transactions (not significant in amount) are included in operating results for the year.

  Additionally, the Company utilizes hedging arrangements in the context of its operational transactions to hedge firm commitments for certain export sales, thereby minimizing its exposure to foreign currency fluctuation.

  Foreign exchange contracts, foreign currency options and foreign currency swaps may be entered into for periods consistent with the Company's exposure, generally one year or less. Gains and losses from these arrangements are deferred and are reflected as adjustments of the related foreign currency transaction.

 Interest Rate Swap and Cap Agreements

  The Company enters into interest rate swap and cap agreements to modify the interest characteristics of certain long-term debt and to reduce the impact of increases in interest rates on its floating-rate long-term debt. These agreements generally involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change, and is recognized as an adjustment to interest expense related to the debt over the life of the agreements. Under interest rate cap agreements, the interest rate on a specified percentage of certain long-term debt outstanding, which is subject to a floating interest rate, cannot exceed a fixed percentage.

 Intangible Assets

  Patents are being amortized on a straight-line basis over 9 to 10 years. The excess of cost over net assets acquired is being amortized on a straight-line basis over 20 to 30 years. Other acquired intangibles are being amortized on a straight-line basis over 2 to 30 years.

 Reclassifications

  Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2. BUSINESS RESTRUCTURING

  In 1993 the Company recorded a charge of $45.1 million ($27.5 million after tax, or $.63 per share) for costs associated with resizing and restructuring several of its businesses, and also recorded charges of $9.8 million ($6 million after tax, or $.14 per share) for other unusual expenses. Of the resizing and restructuring charges, $4 million required the use of cash in 1993. Most of the charges were recorded in the fourth quarter of 1993, and were for planned work force reductions, asset write-downs and the relocation of certain product lines and overall consolidation of the Company's aerospace operations. The resizing and restructuring charges primarily related to the Company's plan to make certain operations in its aerospace and general gauge businesses more competitive.

                                  AMETEK, INC.

  The total reserve balance for restructuring at December 31, 1994 was $33.1 million, of which approximately $16 million was for planned work force reductions (including certain pension-related costs) and the remaining $17.1 million was for asset write-downs, facilities combinations and other items. In 1994, the total reserve balance declined $7.9 million, of which $3.9 million related to work force reductions, the relocation of aerospace operations and facilities combination. The remaining $4.0 million reduction was due primarily to the sale of an idle facility which was included in the restructuring reserve in 1993. The Company is experiencing a delay in the completion of certain planned work force reductions at its Sellersville, Pennsylvania facility due to a one-year extension of the current labor contract to September 1995. However, the restructuring program is still expected to be fully implemented with no material change in the estimated costs anticipated.

3. ACQUISITIONS AND DIVESTITURES

  In March 1993, the Company purchased certain assets of Revere Aerospace Inc., a United States subsidiary of Dobson Park Industries PLC, United Kingdom, for approximately $7 million in cash. Revere is a producer of thermocouple and fiber optic cable assemblies.

  In February 1992, the Company purchased the Tencal operations of Cambridge-Lee Industries. Tencal is a producer of small electric motors and injection-molded plastic components. In August 1992, the Company purchased the industrial filtration operation of Eurofiltec, Ltd. Early in October 1992, the Company purchased Debro Messtechnik GmbH, an instrument manufacturer located in Germany. Also during 1992, the Company acquired two product lines consisting of silica fiber technology, and consumer filtration products. The cost of these acquisitions was $11.7 million and the Company assumed $3.8 million in debt.

  All of the above acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included from the respective acquisition dates. The above acquisitions would not have had a material effect on sales or earnings for 1993 or 1992 had they been made at the beginning of the year prior to their acquisition.

4. ACCOUNTING CHANGE

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that certain debt and equity securities be carried at market value. The cumulative effect on net income as of January 1, 1994, of adopting this statement for trading securities was to increase net income by $3.8 million (net of a tax benefit of $2.4 million), or $.11 per share. The impact on stockholders' equity of adopting this statement for all securities was not significant.

  As required by SFAS No. 115, management is to reevaluate the appropriate classification of securities at each balance sheet date, based on its intent to trade or hold the securities. Accordingly, and as a result of the consummation of new debt agreements by the Company in late March 1994 which contain restrictive covenants as to the amount and composition of the Company's investment portfolio (see Note 6), all securities classified as trading securities on March 31, 1994 (primarily those of a captive insurance subsidiary) having an aggregate fair value of $16.7 million were transferred to available-for-sale securities. The transfer had no effect on income or stockholders' equity.

  Due to the restrictive covenants, most of the Company's trading securities portfolio were sold in late March 1994 and not replaced. Cash proceeds of $31.6 million were received from the sale of the securities, and the gross realized holding gains and losses were not significant. Under management's new investment

                                 AMETEK, INC.

objectives, the Company does not intend to actively trade securities currently held, or securities to be acquired in the future. Accordingly, at December 31, 1994, all of the Company's equity securities and fixed income securities are classified as available-for-sale. The aggregate market value of securities available-for-sale and classified as current and noncurrent assets at December 31, 1994 was $18.1 million ($19.3 million amortized cost). The gross unrealized holding gains and losses on these securities were not significant.

5. OTHER BALANCE SHEET INFORMATION

                                                             (IN THOUSANDS)
                                                           --------------------
                                                             1994       1993
                                                           ---------  ---------
INVENTORIES
  Finished goods and parts...............................  $  34,887  $  32,410
  Work in process........................................     24,695     23,683
  Raw materials and purchased parts......................     41,025     35,801
                                                           ---------  ---------
                                                           $ 100,607  $  91,894
                                                           =========  =========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land...................................................  $   7,846  $   7,926
  Buildings..............................................     92,957     95,393
  Machinery and equipment................................    295,767    281,116
                                                           ---------  ---------
                                                             396,570    384,435
  Less accumulated depreciation..........................   (221,513)  (199,626)
                                                           ---------  ---------
                                                           $ 175,057  $ 184,809
                                                           =========  =========
OTHER ASSETS
  Intangibles, at cost:
   Patents...............................................  $  27,993  $  28,083
   Excess of cost over net assets acquired...............     13,753     14,911
   Other acquired intangibles............................     41,356     41,349
   Less accumulated amortization.........................    (53,674)   (46,358)
                                                           ---------  ---------
                                                              29,428     37,985
  Investments............................................     22,594     23,755
  Other..................................................     20,924     14,047
                                                           ---------  ---------
                                                           $  72,946  $  75,787
                                                           =========  =========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits.............  $  21,487  $  19,109
  Resizing and restructuring.............................     20,570     24,471
  Accrued interest.......................................      4,362      4,928
  Other..................................................     39,352     39,343
                                                           ---------  ---------
                                                           $  85,771  $  87,851
                                                           =========  =========
ALLOWANCE FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE

                                                    1994     1993       1992
                                                ---------  ---------  ---------
  Balance at beginning of year................  $   2,399  $   2,392  $   2,451
  Additions charged to expense................      1,659      1,320      1,308
  Recoveries credited to allowance............        111        113         25
  Write-offs..................................       (278)    (1,337)      (888)
  Currency translation adjustment.............         35        (89)      (504)
                                                ---------  ---------  ---------
  Balance at end of year......................  $   3,926  $   2,399  $   2,392
                                                =========  =========  =========

                                  AMETEK, INC.

6. LONG-TERM DEBT

  At December 31, 1994 and 1993, long-term debt consisted of:

                                                             (IN THOUSANDS)
                                                           -------------------
                                                             1994      1993
                                                           --------  ---------
8.95% notes payable....................................... $    --   $ 106,750
9.35% notes payable.......................................      --      75,000
9 3/4% senior notes due 2004..............................  150,000        --
Fixed/floating rate secured bank term notes due 1995
 to 1999..................................................   50,000        --
Other.....................................................      557      5,222
                                                           --------  ---------
                                                            200,557    186,972
Less: current portion.....................................  (10,221)   (14,543)
                                                           --------  ---------
                                                           $190,336  $ 172,429
                                                           ========  =========

  The annual future payments required by the terms of the long-term debt is approximately $10 million per year for the years 1996 through 1999.

  On March 21, 1994, the Company completed an offering of $150 million in principal amount of 9 3/4% senior notes due March 15, 2004. Also in March 1994, the Company entered into a $250 million fixed/floating rate senior secured credit agreement with a group of banks which provided commitments of $125 million each for term loans and revolving loans. The net proceeds from these debt issuances, together with available cash, were used to: (a) finance the Company's early retirement of debt in March 1994 aggregating $185.4 million,
(b) fund prepayment premiums and other expenses related to the sale of the senior notes and the bank credit agreement totaling $29.2 million, and (c) repurchase outstanding shares of the Company's common stock (see Note 7). In connection with the early retirement of debt, the Company recorded an extraordinary loss of $11.8 million (net of tax benefits of $7.6 million) or $.32 per share, for the prepayment premiums paid and the write-off of related deferred debt issuance costs.

  In October 1994, the Company amended the bank credit agreement, reducing the total credit facility from $250 million to $200 million. The amended agreement reduces the term loan commitment from $125 million to $50 million, all of which is outstanding at December 31, 1994, and which is to be repaid in semiannual installments over five years beginning in 1995. The agreement also increases the revolving loan commitment from $125 million to $150 million, of which $1.6 million was outstanding at December 31, 1994 and which is classified as short-term borrowings. The revolving loan commitment expires in 1999, and any loans outstanding thereunder are due and payable at final maturity.

  Additionally, the amended agreement provides for lower interest rates and a reduction in commitment fees and, subject to authorization by the Board of Directors, allows the Company to spend up to $25 million to repurchase a portion of its 9 3/4% senior notes, or to make additional repurchases of the Company's common stock, or a combination thereof (see Note 7).

  Outstanding loans under the credit facility are subject to interest rate swap and cap agreements based on a combination of a fixed rate and the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR. The weighted average interest rates on loans under the agreement at December 31, 1994 was 7.48% for term loans and 8.50% for revolving loans. The Company's loan agreements contain covenants, which among other things, provide for compliance with certain financial ratios with respect to leverage, net worth and fixed charge coverage. At December 31, 1994, the Company was in compliance with all such covenants.

  The Company also has outstanding letters of credit totaling $13.1 million at December 31, 1994, and its subsidiaries had foreign lines of credit with European banks of approximately $15.9 million, all of which was unused.

                                  AMETEK, INC.

7. STOCKHOLDERS' EQUITY

  As part of its plan to enhance shareholder value, the Company announced in the fourth quarter of 1993 its intent to repurchase outstanding shares of its common stock for an aggregate purchase price of up to $150 million. As part of an amendment to its bank credit agreement in October 1994, the Company was permitted to purchase up to an additional $25 million of its outstanding common stock, subject to Board approval, for a maximum total potential purchase of $175 million.

  The stock repurchase was contingent upon the Company completing the refinancing of its long-term debt, which occurred in March of 1994. In anticipation of the contemplated stock repurchases, the Company, from November 1993 to January 1994, entered into a series of equity option contracts with a counterparty to hedge itself against changes in the market price of its stock between the time the plan was announced and completion of the debt refinancing. These contracts, which were to expire in March and April of 1994, covered an aggregate of 3,924,200 shares of the Company's common stock.

  On February 14, 1994, to extend this hedge, the options (including those entered into in January 1994) were settled for approximately $330,000 and were replaced with a swap agreement with the same counterparty covering the same number of shares. The swap extended the hedge to May 31, 1994, with the Company maintaining the right to terminate the swap at any time prior to April 5, 1994 and buy the shares at a cost of $12.125 per share plus certain carrying costs. On March 22, 1994, following completion of the debt refinancing arrangements mentioned above, the Company exercised its option, terminated the swap agreement and acquired the 3,924,200 shares covered thereby at a total cost of approximately $47.8 million.

  During 1994, the Company repurchased a total of 9,221,100 shares of its common stock upon the exercise of the option described above, and in a combination of privately negotiated and open market transactions for an aggregate cost of $118.8 million, financed in part by a portion of the proceeds from the debt issuances described in Note 6.

  All of the repurchased shares have been retired as required by the Company's loan agreements, and such shares have been returned to the status of authorized but unissued shares. At December 31, 1994, shares outstanding totalled 34,707,160, compared to 43,639,645 shares outstanding at December 31, 1993.

  At the Annual Meeting of Stockholders on April 26, 1994, the Company's shareholders approved a reduction in the par value of the Company's common stock from $1.00 per share to $.01 per share. This change resulted in a transfer of $39.1 million from the common stock account to the capital in excess of par value account.

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

  The Company provides, among other things, for restricted stock awards of common stock to eligible employees and nonemployee directors of the Company at such cost to the recipient as the Stock Incentive Plan Committee of the Board of Directors may determine. These shares are issued subject to certain conditions, and transfer and other restrictions as prescribed by the Plan. In 1994 and 1993, the Company awarded 20,000 shares of restricted common stock to certain directors under the Plan. No restricted stock was awarded during 1992. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market value of the shares awarded over the price paid by the recipient at the date of the grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. Amortization charged to expense in 1994, 1993, and 1992 was not significant.

                                  AMETEK, INC.

  At December 31, 1994, 4,240,362 (4,732,053 in 1993) shares of common stock were reserved under the Company's incentive and nonqualified stock option plans. The options are exercisable at prices not less than market value on dates of grant, and in installments over five- to seven-year periods from such dates. Information on options follows:

                                   1994                      1993                     1992
                          ------------------------  ------------------------ ------------------------
                           SHARES     PRICE RANGE    SHARES     PRICE RANGE   SHARES     PRICE RANGE
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at beginning
 of year................  2,046,225  $ 8.94-$16.50  2,116,289  $ 8.94-$16.50 2,040,950  $ 8.94-$14.19
Granted.................  1,152,600   12.31- 15.19     93,000   13.13- 14.94   388,500   12.19- 16.50
Exercised...............   (302,146)   8.94- 15.44   (136,973)  11.69- 14.06  (259,486)  11.69- 14.19
Cancelled...............   (206,718)  12.19- 15.44    (26,091)  11.69- 15.75   (53,675)  11.81- 14.06
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at end of
 year...................  2,689,961*   8.94- 16.50* 2,046,225    8.94- 16.50 2,116,289    8.94- 16.50
                          =========  =============  =========  ============= =========  =============
Exercisable at end of
 year...................  1,102,064  $ 8.94-$16.50  1,050,464  $ 8.94-$16.50   668,698  $ 8.94-$16.31
                          =========  =============  =========  ============= =========  =============

--------
* Expiring from 1995 through 2001

  The Company also has outstanding 148,513 stock appreciation rights exercisable for cash and/or shares of the Company's common stock when the related option is exercised. Subject to certain limitations, each right relates to the excess of the market value of the Company's common stock over the exercise price of the related option. Charges and credits, immaterial in amount, are made to income for these rights and certain related options.

8. LEASES

  Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 1994 (principally for production and administrative facilities and equipment) amounted to $7.7 million consisting of annual payments of $2.2 million in 1995, $1.6 million in 1996, and decreasing amounts thereafter. Rental expense of $5 million was charged to income in 1994 and 1993 and $4 million in 1992.

9. INCOME TAXES

  The components of income (loss) before income taxes, an extraordinary item, and the cumulative effect of an accounting change, and the details of the provision for (benefit from) income taxes are as follows:

                                                           (IN THOUSANDS)
                                                      -------------------------
                                                       1994     1993     1992
                                                      ------- --------  -------
Income (loss) before income taxes:
  Domestic........................................... $47,039 $(17,869) $57,619
  Foreign............................................  14,768    6,672    9,100
                                                      ------- --------  -------
      Total.......................................... $61,807 $(11,197) $66,719
                                                      ------- --------  -------
Provision for (benefit from) income taxes:
  Current:
    Federal.......................................... $10,963 $ 10,182  $17,221
    Foreign..........................................   5,860    2,001    1,025
    State............................................     258    2,608    2,189
                                                      ------- --------  -------
      Total current..................................  17,081   14,791   20,435
                                                      ------- --------  -------
  Deferred:
    Federal..........................................   2,630  (17,307)    (864)
    Foreign..........................................   2,209    2,122    3,653
    State............................................     896   (3,471)    (862)
                                                      ------- --------  -------
      Total deferred.................................   5,735  (18,656)   1,927
                                                      ------- --------  -------
      Total provision................................ $22,816 $ (3,865) $22,362
                                                      ======= ========  =======

                                  AMETEK, INC.

  Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                             (IN THOUSANDS)
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
Current deferred tax assets:
  Reserves not currently deductible........................ $(11,106) $(13,235)
  Other....................................................   (1,531)     (111)
                                                            --------  --------
    Net current deferred tax asset.........................  (12,637)  (13,346)
                                                            --------  --------
Long-term deferred tax (assets) liabilities:
  Differences in basis of property and accelerated
   depreciation............................................   22,075    23,056
  Purchased tax benefits...................................   15,790    17,654
  Reserves not currently deductible........................  (15,928)  (17,015)
  Other....................................................    6,545     4,253
                                                            --------  --------
    Net long-term deferred tax liability...................   28,482    27,948
                                                            --------  --------
    Net deferred tax liability............................. $ 15,845  $ 14,602
                                                            ========  ========

  The effective rate of the provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                             1994  1993    1992
                                                             ----  -----   ----
Statutory rate.............................................  35.0% (35.0)% 34.0%
State income taxes, net of federal income tax benefit......   1.2   (5.0)   2.2
Foreign Sales Corporation and other tax credits............  (3.0) (15.0)  (2.4)
Effect of foreign operations...............................   4.4   15.0    1.1
Effect of U.S. federal statutory tax rate increase on prior
 years' deferred taxes.....................................   --     5.9    --
Other......................................................  (0.7)  (0.4)  (1.4)
                                                             ----  -----   ----
                                                             36.9% (34.5)% 33.5%
                                                             ====  =====   ====

10. RETIREMENT AND PENSION PLANS

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

                                  AMETEK, INC.

  Net pension expense, excluding plan administrative expenses, consists of the following components:

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
Service cost for benefits earned during the
 period.......................................... $  6,952  $  6,902  $  6,601
Interest cost on projected benefit obligation....   15,041    14,374    13,106
Actual return on plan assets.....................  (18,208)  (15,605)  (14,452)
Net amortization and deferrals...................      206       652       673
                                                  --------  --------  --------
Net pension expense.............................. $  3,991  $  6,323  $  5,928
                                                  ========  ========  ========

  In addition to pension expense shown in the table above, in 1993 the Company also recorded a charge for curtailments of $7.6 million related to an hourly pension plan as part of the resizing and restructuring of its general gauge and aerospace operations. This action, in part, accounts for the lower pension expense in 1994.

  The charge to income for all retirement and pension plans, including the 1993 curtailment provision, was $4.5 million in 1994, $14.4 million in 1993, and $6.7 million in 1992.

  Net pension expense reflects an expected long-term rate of return on plan assets of 9 1/4% for 1994, and 9 1/2% for 1993 and 1992. The actual return has been adjusted to defer gains and losses which differ from the expected return. The present value of projected benefit obligations was determined using an assumed discount rate of 7 3/4% for 1994, 7 1/4% for 1993, and 8% for 1992. The assumed rate of compensation increase used in determining the present value of projected benefit obligations was 5 1/4% for 1994, and 5 1/2% for 1993 and 1992.

  For pension plans with accumulated benefits in excess of assets at December 31, 1994, the balance sheet reflects an additional long-term pension liability of $10.0 million ($11.0 million--1993), a long-term intangible asset of $3.2 million ($3.7 million--1993), and a charge to stockholders' equity of $4.4 million ($4.7 million--1993 and $4.2 million--1992), net of a deferred tax benefit, representing the excess of the additional long-term liability over unrecognized prior service cost. No balance sheet recognition is given to pension plans with assets in excess of accumulated benefits.

  The Company provides limited postretirement benefits other than pensions to certain retirees, and a small number of employees. These benefits are accounted for on the accrual basis, thereby meeting the accounting requirements of the current accounting standard for postretirement benefits other than pensions.

                                  AMETEK, INC.

  The following table sets forth the funded status of the plans:

                                                (IN THOUSANDS)
                                -----------------------------------------------
                                   DECEMBER 31, 1994       DECEMBER 31, 1993
                                ----------------------- -----------------------
                                  ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                  EXCEED     BENEFITS     EXCEED     BENEFITS
                                ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                 BENEFITS     ASSETS     BENEFITS     ASSETS
                                ----------- ----------- ----------- -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation....  $109,587    $ 70,476    $113,823    $ 72,070
                                 --------    --------    --------    --------
  Accumulated benefit
   obligation..................  $119,576    $ 74,551    $117,875    $ 76,147
                                 --------    --------    --------    --------
  Projected benefit obligation.  $134,593    $ 75,034    $136,340    $ 76,437
Plan assets at fair value......   133,678      59,637     136,923      57,839
                                 --------    --------    --------    --------
Plan assets in excess of (less
 than) projected benefit
 obligation....................      (915)    (15,397)        583     (18,598)
Unrecognized prior service
 cost..........................     1,899       2,148       2,160       2,294
Unrecognized net loss..........    10,377       8,014       9,214       8,275
Unrecognized net transition
 (asset) obligation, net of
 amortization..................    (4,630)        499      (5,433)        781
                                 --------    --------    --------    --------
Prepaid (accrued) pension
 expense.......................  $  6,731    $ (4,736)   $  6,524    $ (7,248)
                                 ========    ========    ========    ========

11. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments relating to certain export sales denominated in a foreign currency.

  Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's floating-rate long-term debt. Accordingly, the Company enters into these agreements to effectively convert floating-rate debt to fixed-rate debt and to cap certain rates, which are indexed to LIBOR rates, to reduce the Company's risk of incurring higher interest costs due to rising interest rates. At December 31, 1994, the Company was party to one interest rate swap agreement with a notional amount of $28.3 million, which decreases by $2.2 million semiannually through May of 1997. The interest rate cap agreement entitles the Company to receive amounts from counterparties on a quarterly basis if specified market interest rates rise above fixed cap rates.

  Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in German marks. The purpose of these hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 1994 and 1993, the notional value of these contracts was $10.3 million and $3.0 million, respectively. The terms of the currency contracts are dependent on the sale commitment and generally do not exceed one year. Deferred losses on these contracts at December 31, 1994 and 1993 were not significant and are recognized in operations as the related sales occur.

  In addition, as discussed in Note 7, the Company exercised an option and terminated a swap agreement covering 3,924,200 shares of its common stock for an aggregate purchase price of $47.8 million.

                                  AMETEK, INC.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments are compared below to the recorded amounts at December 31. Cash equivalents, marketable equity securities and fixed income securities, which are available-for-sale, are recorded at fair value at December 31, 1994. Prior to the Company's adoption of SFAS No. 115 for marketable securities on January 1, 1994, fixed income marketable securities, included in the table below, were carried at the lower of cost or market.

                                       ASSET (LIABILITY) (IN THOUSANDS)
                                    ------------------------------------------
                                     DECEMBER 31, 1994     DECEMBER 31, 1993
                                    --------------------  --------------------
                                    RECORDED     FAIR     RECORDED     FAIR
                                     AMOUNT      VALUE     AMOUNT      VALUE
                                    ---------  ---------  ---------  ---------
Fixed income and equity
 investments....................... $  22,594  $  22,594  $  23,755  $  28,000
Short-term borrowing...............    (1,600)    (1,600)       --         --
Long-term debt (Including current
 portion)..........................  (200,557)  (200,000)  (186,972)  (208,000)
Forward currency contracts.........       --       9,000        --       1,600

  The fair values of fixed income and equity investments are based on quoted market value. The fair value of short-term borrowings is based on the carrying value at year-end. The fair value of the Company's publicly traded notes, included in long-term debt, are based on the quoted market price for such notes. The fair value of other long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency contracts (used for hedging firm commitments) is based on quoted market prices for comparable contracts.

13. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

  Included in other income, net, is interest and other investment income of $5.0 million, $8.4 million, and $8.6 million for 1994, 1993 and 1992. Income taxes paid in 1994, 1993 and 1992 were $13.6 million, $13.8 million, and $21.8 million. Cash paid for interest for each of the three years approximated interest expense.

                                 AMETEK, INC.

14. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company classifies its operations into three business segments: Electro-mechanical, Precision Instruments, and Industrial Materials. The Electro-mechanical Group produces motor-blower systems and injection-molded components for manufacturers of floor care appliances, and fractional horsepower motors and motor-blowers for computer, business machine, medical equipment and high-efficiency heating equipment producers. Sales of fractional horsepower electric motors and blowers represented 42% in 1994 (38% in 1993 and 39% in 1992) of the Company's consolidated net sales.

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

                                  AMETEK, INC.

14. SEGMENT AND GEOGRAPHICAL FINANCIAL INFORMATION

 Business Segments

                                                     (IN THOUSANDS)
                               -----------------------------------------------------------------------
                                ELECTRO-   PRECISION        INDUSTRIAL                       TOTAL
                               MECHANICAL INSTRUMENTS       MATERIALS      CORPORATE      CONSOLIDATED
                               ---------- -----------      ------------    ---------      ------------
Net sales/(1)/            1994  $340,358   $280,638          $186,968                       $807,964
                          1993   280,732    275,351           176,112                        732,195
                          1992   309,556    297,025           162,969                        769,550
------------------------------------------------------------------------------------------------------
Segment operating profit  1994    46,203     29,189            27,295       (40,880)/(5)/     61,807
 (loss) and consolidated  1993    35,018    (30,643)/(3)/      18,284/(4)/  (33,856)/(5)/    (11,197)
 income (loss) before     1992    49,912     28,045            22,096       (33,334)/(5)/     66,719
 income taxes/(2)/
------------------------------------------------------------------------------------------------------
Identifiable assets       1994   190,340    142,404            94,441        74,779          501,964
                          1993   164,826    147,024           101,441       149,372          562,663
                          1992   157,158    177,143           102,385       166,403          603,089
------------------------------------------------------------------------------------------------------
Additions to              1994    11,922      6,633             4,346           170           23,071
 property, plant and      1993    25,343      6,513             9,048           218           41,122
 equipment/(6)/           1992    20,706      7,417             5,170           236           33,529
------------------------------------------------------------------------------------------------------
Depreciation and          1994    12,430     15,253             9,488           108           37,279
 amortization             1993    11,582     15,432             8,726           167           35,907
                          1992    12,107     15,979             8,976           201           37,263
------------------------------------------------------------------------------------------------------

 Geographic Areas

                                               INTERNATIONAL
                                          -----------------------------
                                 UNITED                    CANADA, ASIA                      TOTAL
                                 STATES     EUROPE          AND OTHER      CORPORATE      CONSOLIDATED
                               ---------- -----------      ------------    ---------      ------------
Net sales/(1)/            1994  $686,479   $120,923          $    562                       $807,964
                          1993   634,935     96,030             1,230                        732,195
                          1992   655,114    113,111             1,325                        769,550
------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes             1994    86,548     16,290              (151)      (40,880)          61,807
                          1993    15,473      7,357              (171)      (33,856)         (11,197)
                          1992    87,665     12,601              (213)      (33,334)          66,719
------------------------------------------------------------------------------------------------------
Identifiable assets       1994   334,174     92,909               102        74,779          501,964
                          1993   328,940     83,774               577       149,372          562,663
                          1992   342,226     93,580               880       166,403          603,089
------------------------------------------------------------------------------------------------------
United States export
 sales/(7)/               1994               50,165            66,383                        116,548
                          1993               51,179            54,500                        105,679
                          1992               65,132            54,171                        119,303
------------------------------------------------------------------------------------------------------

(1) After elimination of intersegment sales and intercompany sales between geographic areas, which are not significant in amount. Such sales are generally priced based on prevailing market prices.
(2) Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
(3) Reflects charges of $47.8 million for resizing and restructuring costs associated with planned work force reductions and those which occurred in 1993, asset write-downs, relocation of product lines and the overall consolidation of the Company's aerospace operations, and other unusual charges.
(4) Reflects charge of $3.9 million primarily for asset write-downs.
(5) Includes unallocated administrative expenses, interest expense and net other income and, in 1993, $2.8 million of restructuring and other unusual charges.
(6) Includes $2.8 million in 1993 and $9.5 million in 1992 from acquired businesses.
(7) Included in total United States sales above.

                                  AMETEK, INC.

15. QUARTERLY FINANCIAL DATA (Unaudited)

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         ---------------------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH       TOTAL
                         QUARTER     QUARTER     QUARTER     QUARTER        YEAR
                         --------    --------    --------    --------     --------
1994
  Net sales............. $199,273    $209,726    $198,672    $200,293     $807,964
  Operating income...... $ 17,474    $ 21,418    $ 20,242    $ 20,207     $ 79,341
  Income before
   nonrecurring items... $  8,807(a) $  9,669    $ 10,226    $ 10,289     $ 38,991
  Net income............ $    816    $  9,669    $ 10,226    $ 10,289     $ 31,000
  Earnings per share:(b)
  Income before
   nonrecurring items... $   0.21(a) $   0.27    $   0.29    $   0.30     $   1.05
  Net income............ $   0.02    $   0.27    $   0.29    $   0.30     $   0.84
  Dividends paid per
   share................ $   0.06    $   0.06    $   0.06    $   0.06     $   0.24
  Common stock trading
   range:(c)
   High.................      13 1/8      15 5/8      17 3/4      18 3/4       18 3/4
   Low..................      11 5/8       12         14 3/4      16 1/8       11 5/8
1993
  Net sales............. $187,114    $186,820    $175,003    $183,258     $732,195
  Operating income
   (loss)............... $ 12,514    $ 12,629    $  6,490    $(31,564)(e) $     69
  Income before
   nonrecurring
   items(d)............. $  7,868    $  6,649    $  4,655    $  6,991     $ 26,163
  Net income (loss)..... $  6,096    $  6,222    $  1,980    $(21,630)(e) $ (7,332)
  Earnings (loss) per
   share:
  Income before
   nonrecurring
   items(d)............. $   0.18    $   0.15    $   0.11    $   0.16     $   0.60
  Net income (loss)..... $   0.14    $   0.14    $   0.05    $  (0.50)(e) $  (0.17)
  Dividends paid per
   share................ $   0.17    $   0.17    $   0.17    $   0.06     $   0.57
  Common stock trading
   range:(c)
   High.................      17 1/2      17 1/2      14 1/8      14 1/8       17 1/2
   Low..................      14 1/4      12 7/8      12 5/8      10 5/8       10 5/8

--------
(a) Excludes an extraordinary loss of $11.8 million ($.32 per share) for early extinguishment of debt, and a $3.8 million after tax gain ($.11 per share) from the cumulative effect of an accounting change for certain marketable securities, which are included in net income (see Notes 4 and 6).
(b) The sum of 1994 quarterly earnings per share will not equal total year earnings per share due to the effect of the Company purchasing shares of its outstanding common stock.
(c) Trading ranges are based on the New York Stock Exchange composite tape.
(d) Amounts for each quarter exclude charges for resizing, restructuring and other unusual items, which are included in net income (loss).
(e) Includes pre-tax charges of $46.9 million ($28.6 million after tax or $.66 per share) for restructuring and other unusual items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1994, under the captions "Information as to Nominees for Election of Directors," "Executive Officers of the Registrant" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12 AND 13.

  The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1994, under the headings "Executive Compensation," "Stock Ownership" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

      1. and 2.

          Financial statements and schedules are shown in the index and other information on page 19 of this report.

      3. Exhibits

          Exhibits are shown in the index on page 41 of this report.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, Inc.

                                                  /s/ Walter E. Blankley
Dated: March 28, 1995                     By __________________________________
                                              WALTER E. BLANKLEY, CHAIRMAN OF
                                               THE BOARD AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

       /s/ Walter E. Blankley           Chairman of the         March 28, 1995
-------------------------------------    Board and Chief
         WALTER E. BLANKLEY              Executive Officer
                                         (Principal
                                         Executive Officer)

          /s/ Roger K. Derr             Executive Vice          March 28, 1995
-------------------------------------    President--Chief
            ROGER K. DERR                Operating Officer

        /s/ John J. Molinelli           Senior Vice             March 28, 1995
-------------------------------------    President-- Chief
          JOHN J. MOLINELLI              Financial Officer
                                         (Principal
                                         Financial Officer)

        /s/ Otto W. Richards
-------------------------------------   Vice President and      March 28, 1995
          OTTO W. RICHARDS               Comptroller
                                         (Principal
                                         Accounting Officer)

          /s/ Lewis G. Cole             Director                March 28, 1995
-------------------------------------
            LEWIS G. COLE

     /s/ Helmut N. Friedlaender         Director                March 28, 1995
-------------------------------------
       HELMUT N. FRIEDLAENDER

        /s/ Sheldon S. Gordon           Director                March 28, 1995
-------------------------------------
          SHELDON S. GORDON

        /s/ Charles D. Klein
-------------------------------------   Director                March 28, 1995
          CHARLES D. KLEIN

         /s/ James R. Malone            Director                March 28, 1995
-------------------------------------
           JAMES R. MALONE

       /s/ David P. Steinmann           Director                March 28, 1995
-------------------------------------
         DAVID P. STEINMANN

       /s/ Elizabeth R. Varet
-------------------------------------   Director                March 28, 1995
         ELIZABETH R. VARET

                               INDEX TO EXHIBITS
                                 ITEM 14(A)3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
   3.1   Composite Certificate of Incorporation of AMETEK,    Exhibit 3 to June 30,
         Inc., as amended to and including April 26, 1994.    1994 10-Q, SEC File
                                                              No. 1-168.
   3.2   By-laws of the Company.                              Exhibit (3)b) to 1987
                                                              10-K, SEC File No.
                                                              1-168.
   4.1   Rights Agreement, dated July 26, 1989, between the   Exhibit 4 to Form 8-K
         Company and the Chase Manhattan Bank, N.A. (the      dated July 28, 1989,
         "Rights Agreement").                                 SEC File No. 1-168.
   4.2   Amendment No. 1 to the Rights Agreement.             Exhibit 4.5 to 1992
                                                              10-K, SEC File No.
                                                              1-168.
   4.3   Certificate of Designation, Preferences and Rights   Exhibit (4b) to June 30,
         of Series A Junior Participating Preferred Stock.    1989 10-Q, SEC
                                                              File No. 1-168.
   4.4   Indenture dated as of March 15, 1994 between the     Exhibit 4 to March 31,
         Company and Corestates Bank N.A., as Trustee,        1994 10-Q, SEC
         relating to the Company's 9 3/4% Senior Notes due    File No. 1-168.
         2004.
   4.5   Credit Agreement among the Company, Various          Exhibit 10.36 to 1993
         Lending Institutions, Bank of Montreal, Corestates   10-K.
         Bank, N.A., and PNC Bank, National Association, as
         Co-Agents, and the Chase Manhattan Bank, N.A., as
         Administrative Agent (the "Credit Agreement").
   4.6   First Amendment to the Credit Agreement.             Exhibit 10 to March 31,
                                                              1994 10-Q.
   4.7   Second Amendment to the Credit Agreement.            Exhibit 10 to
                                                              September 30, 1994
                                                              10-Q, SEC File No.
                                                              1-168.
  10.1   The 1991 Stock Incentive Plan of AMETEK, Inc. (the   Annex A to 1991 Proxy
         "1991 Plan").*                                       Statement, SEC File
                                                              No. 1-168.
  10.2   Amendment No. 1 to the 1991 Plan.*                   Exhibit 10.2 to 1993
                                                              10-K, SEC File No.
                                                              1-168.
  10.3   Amendment No. 2 to the 1991 Plan.*                                               X
  10.4   The 1987 Employees' Non-Qualified Stock Option and   Annex B to 1991 Proxy
         Stock Appreciation Rights Plan (the "1987 Plan").*   Statement.
  10.5   Amendment No. 1 to the 1987 Plan.*                   Exhibit 10.4 to 1993
                                                              10-K.
  10.6   The 1983 Employees' Incentive Stock Option Plan      Exhibit 10.5 to 1993
         (the "1983 Plan").*                                  10-K.

                               INDEX TO EXHIBITS
                                 ITEM 14(A)3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
  10.7   Amendment No. 1 to the 1983 Plan.*                   Exhibit (19)a) to
                                                              September 30, 1987
                                                              10-Q, SEC File No.
                                                              1-168.
  10.8   Amendment No. 2 to the 1983 Plan.*                   Exhibit (10)e) to
                                                              1987 10-K.
  10.9   Amendment No. 3 to the 1983 Plan.*                   Exhibit (10)h) to
                                                              1989 10-K, SEC File
                                                              No.1-168.
  10.10  Amendment No. 4 to the 1983 Plan.*                   Exhibit 10.9 to 1993
                                                              10-K.
  10.11  The 1981 Employees' Non-Qualified Stock Option and   Exhibit 10.7 to 1991
         Stock Appreciation Rights Plan (the "1981 Plan").*   10-K.
  10.12  Amendment No. 1 to the 1981 Plan.*                   Exhibit (10)g) to
                                                              1987 10-K.
  10.13  Amendment No. 2 to the 1981 Plan.*                   Exhibit (10)k) to
                                                              1989 10-K.
  10.14  Amendment No. 3 to the 1981 Plan.*                   Exhibit (10)i) to
                                                              1988 10-K, SEC File
                                                              No. 1-168.
  10.15  Amendment No. 4 to the 1981 Plan.*                   Exhibit 10.14 to 1993
                                                              10-K.
  10.16  Employees' Retirement Plan of AMETEK, Inc., as       Exhibit 10.15 to 1993
         restated January 1, 1989 and amended to December     10-K.
         31, 1993 (the "Retirement Plan").*
  10.17  Amendment No. 1 to the Retirement Plan.*                                         X
  10.18  Amendment No. 2 to the Retirement Plan.*                                         X
  10.19  AMETEK, Inc. Retirement Plan for Directors, dated    Exhibit 10.16 to 1993
         April 28, 1983 (the "Directors Plan").*              10-K.
  10.20  Amendment to the Directors Plan.*                                                X
  10.21  Second Amendment to the Directors Plan.*             Exhibit (10)m) to
                                                              1986 10-K, SEC File
                                                              No. 1-168.
  10.22  Third Amendment to the Directors Plan.*              Exhibit (10)v) to
                                                              1987 10-K.
  10.23  AMETEK, Inc. Death Benefit Program for Directors,    Exhibit (10)y) to
         pursuant to which the Company has entered into       1987 10-K.
         agreements, restated January 1, 1987, with certain
         directors and one former director of the Company
         (the "Directors Program").*
  10.24  Amendment No. 1 to the Directors Program.*           Exhibit (10)z) to
                                                              1987 10-K.

                               INDEX TO EXHIBITS
                                 ITEM 14(A)3)

                                                                  INCORPORATED      FILED WITH
 EXHIBIT                                                           HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                          REFERENCE TO      SUBMISSION
 -------                     -----------                          ------------      ----------
  10.25  The AMETEK Savings and Investment Plan, as          Exhibit 10.31 to 1992
         restated and amended to October 1, 1992 (the        10-K.
         "Savings Plan").*
  10.26  Amendment No. 1 to the Savings Plan.*               Exhibit 10.23 to 1993
                                                             10-K.
  10.27  Amendment No. 2 to the Savings Plan.*                                           X
  10.28  Amendment No. 3 to the Savings Plan.*                                           X
  10.29  Amendment No. 4 to the Savings Plan.*                                           X
  10.30  Amendment No. 5 to the Savings Plan.*                                           X
  10.31  Reorganization and Distribution Agreement by and    Exhibit (2) to Form
         between the Company and Ketema, Inc.                8-K dated November 30,
         (the"Reorganization and Distribution Agreement").   1988, SEC File No
                                                             1-168.
  10.32  Agreements between the Company and Ketema, Inc.     Exhibit 10.56 to 1991
         amending certain provisions of the Reorganization   10-K.
         and Distribution Agreement.
  10.33  Benefits Agreement by and between the Company and   Exhibit (10)ss) to
         Ketema, Inc.                                        1988 10-K.
  10.34  Tax Agreement by and between the Company and        Exhibit (10)tt) to
         Ketema, Inc.                                        1988 10-K.
  10.35  Support Services Agreement by and between the       Exhibit (10)uu) to
         Company and Ketema, Inc.                            1988 10-K.
  10.36  Form of Severance Benefit Agreement between the     Exhibit (10)ww) to
         Company and certain executives of the Company.*     1989 10-K.
  10.37  Form of Restricted Stock Agreement between the      Exhibit 10.59 to 1991
         Company and certain directors of the Company,       10-K.
         dated as of February 27, 1991.*
  10.38  Form of Restricted Stock Agreement between the      Exhibit 10.60 to 1991
         Company and certain executives of the Company,      10-K.
         dated as of May 21, 1991.*
  10.39  Form of Supplemental Retirement Benefit Agreement   Exhibit 10.61 to 1991
         between the Company and certain executives of the   10-K.
         Company, dated as of May 21, 1991.*
  10.40  Supplemental Senior Executive Death Benefit Plan,   Exhibit 10.41 to 1992
         effective as of January 1, 1992 (the "Senior        10-K.
         Executive Plan").*
  10.41  Amendment No. 1 to the Senior Executive Plan.*      Exhibit 10.42 to 1992
                                                             10-K.
  10.42  Senior Executive Split Dollar Death Benefit Plan,   Exhibit 10.43 to 1992
         dated as of December 15, 1992.*                     10-K.
  12     Statement regarding computation of ratio of
         earnings to fixed charges.                                                      X

                               INDEX TO EXHIBITS
                                 ITEM 14(A)3)

                                                                  INCORPORATED      FILED WITH
 EXHIBIT                                                           HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                          REFERENCE TO      SUBMISSION
 -------                     -----------                          ------------      ----------
  21     Subsidiaries of the Registrant.                     Exhibit 21 to 1993
                                                             10-K.
  23     Consent of Independent Auditors.                                                X
  27     Financial Data Schedule.                                                        X
  99     Letter to the holders of the Company's Common       Exhibit (21) to June 30,
         Stock, dated July 31, 1989 (including Summary of    1989 10-Q.
         Rights).

--------
* Management contract or compensatory plan required to be filed pursuant to
  Item 601 of Regulation S-K.