Form 10-Q
period 1995-03-31
AMETEK INC
filed 1995-05-12
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1995
                               -------------------------------------------------

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number 1-168



                                 AMETEK, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                               13-4923320
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



               Station Square, Paoli, Pennsylvania        19301
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                  (Zip Code)



    Registrant's telephone number, including area code   610-647-2121
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

Common Stock, $.01 Par Value, outstanding at April 30, 1995 was 33,220,512 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
- -----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)

                (Dollars in thousands except per-share amounts)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                    1995            1994
                                                                    ----            ----
Net sales                                                         $219,594        $199,273
                                                               ------------   -------------
Expenses:
  Cost of sales (excluding depreciation)                           167,684         154,719
  Selling, general & administrative                                 22,145          20,263
  Depreciation                                                       7,409           6,817
                                                               ------------   -------------
                                                                   197,238         181,799
                                                               ------------   -------------
Operating income                                                    22,356          17,474
Other income (expenses):
  Interest expense                                                  (5,032)         (5,032)
  Other, net                                                           540           1,775
                                                               ------------   -------------
Income before income taxes                                          17,864          14,217
Provision for income taxes                                           7,202           5,410
                                                               ------------   -------------
Income before extraordinary item and
  cumulative effect of accounting change                            10,662           8,807
Extraordinary loss on early extinguishment
  of debt, net of taxes                                                 -          (11,810)
Cumulative effect of accounting change, net
  of taxes                                                              -            3,819
                                                               ------------   -------------
Net income                                                         $10,662            $816
                                                               ============   =============

Earnings (loss) per share:
 Income before extraordinary item and
   cumulative effect of accounting change                            $0.31           $0.21
 Extraordinary loss on early extinguishment
   of debt                                                              -            (0.28)
 Cumulative effect of accounting change                                 -             0.09
                                                               ------------   -------------
   Net income                                                        $0.31           $0.02
                                                               ============   =============
Cash dividends paid per share                                        $0.06           $0.06
                                                               ============   =============
Average common shares outstanding                               34,244,298      42,644,128
                                                               ============   =============


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)

                                                                  March 31,       December 31,
                                                                     1995             1994
                                                                 -----------      ------------
                                                                 (Unaudited)
ASSETS
- ------
Current assets:
    Cash and cash equivalents                                        $5,427            $7,248
    Marketable securities                                             9,576            10,480
    Receivables, less allowance for possible losses                 131,635           115,672
    Inventories                                                     107,774           100,607
    Deferred income taxes                                            12,610            12,637
    Other current assets                                              8,817             7,317
                                                                 -----------      ------------
        Total current assets                                        275,839           253,961
                                                                 -----------      ------------

Property, plant and equipment                                       395,566           396,570
    Less accumulated depreciation                                  (224,433)         (221,513)
                                                                 -----------      ------------
                                                                    171,133           175,057
                                                                 -----------      ------------
Intangibles, investments and other assets                           112,624            72,946
                                                                 -----------      ------------
        Total assets                                               $559,596          $501,964
                                                                 ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                     $62,571           $11,821
    Accounts payable                                                 77,017            74,922
    Accruals                                                        105,836            96,483
                                                                 -----------      ------------
        Total current liabilities                                   245,424           183,226

Long-term debt                                                      190,668           190,336

Deferred income taxes                                                28,305            28,482

Other long-term liabilities                                          28,047            26,740

Stockholders' equity                                                 67,152            73,180
                                                                 -----------      ------------
        Total liabilities and stockholders' equity                 $559,596          $501,964
                                                                 ===========      ============

                                       See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                              Three months ended March 31,
                                                              ----------------------------
                                                                  1995           1994
                                                                  ----           ----
Cash provided by (used for):

Operating activities:
  Net income                                                    $10,662           $816
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Extraordinary loss on early extinguishment of debt               -          11,810
    Cumulative effect of accounting change                           -          (3,819)
    Depreciation and amortization                                 9,303          8,678
    Deferred income taxes                                           305          3,085
    Net change in operating working capital                     (20,549)        27,923
    Other                                                           590         (1,231)
                                                              ----------     ----------
      Total operating activities                                    311         47,262
                                                              ----------     ----------
Investing activities:
  Additions to property, plant and equipment                     (5,044)        (7,370)
  Purchase of and investments in businesses                     (33,458)            -
  Other                                                             988            834
                                                              ----------     ----------
      Total investing activities                                (37,514)        (6,536)
                                                              ----------     ----------
Financing activities:
  Net change in short-term borrowings                            50,700          3,075
  Proceeds from issuance of long-term debt                           -         256,000
  Repayments of long-term debt                                       -        (185,810)
  Debt prepayment premiums and debt issuance costs                   -         (29,368)
  Repurchases of common stock                                   (13,863)       (74,147)
  Cash dividends paid                                            (2,035)        (2,620)
  Other                                                             580            734
                                                              ----------     ----------
      Total financing activities                                 35,382        (32,136)
                                                              ----------     ----------
(Decrease) increase in cash and cash equivalents                 (1,821)         8,590

Cash and cash equivalents:
  As of January 1                                                 7,248         40,468
                                                              ----------     ----------
  As of March 31                                                 $5,427        $49,058
                                                              ==========     ==========

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1995
                                --------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
- ------   --------------------------------

    The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at March 31, 1995 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1995 and 1994 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1994 Annual Report.

Note 2 - Earnings Per Share
- ------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the first quarter of 1995 or 1994 if it were assumed that all outstanding stock options were exercised.

Note 3 - Acquisitions
- ------   ------------

    On March 31, 1995, the Company purchased the heavy vehicle instrumentation business of privately held Dixson, Inc. for cash. This acquisition will be accounted for by the purchase method pending the determination of fair values of the assets acquired and the liabilities assumed. The results of Dixson's operations will be included in the Company's consolidated results from the date of acquisition. This acquisition would not have had a material effect on sales or earnings for the first three months of 1995 or 1994, had it been made at the beginning of the respective periods.

    On March 1, 1995, the Company acquired a 50% ownership interest in a joint venture established with a Taiwanese supplier to manufacture low-cost pressure gauges in China and Taiwan for the Pacific Rim markets. This investment is accounted for by the equity method, and the Company's 50% share of the operating results since March 1, 1995, which was not significant in amount, is reported through its domestic gauge Division.

    The aggregate cost of the acquisition and the investment in the joint venture totaled $40.7 million, consisting of $33.5 million cash paid at closing and $7.2 million of deferred contracts payable over periods up to three years. These investments are reported with Intangibles and Other Assets in the March 31, 1995 balance sheet.

Note 4 - Inventories
- ------   -----------

     The estimated components of inventory stated at lower of LIFO cost or market are:

                                          In thousands
                                     -----------------------
                                     March 31,  December 31,
                                       1995         1994
                                     ---------  ------------
                                    (Unaudited)
Finished goods and parts              $ 38,863    $ 34,887
Work in process                         26,532      24,695
Raw materials and purchased parts       42,379      41,025
                                       -------     -------
                                      $107,774    $100,607
                                       =======     =======

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
of Operations
- -------------

Financial Condition
- -------------------

  Liquidity and Capital Resources
  -------------------------------

  Working capital at March 31, 1995 amounted to $30.4 million, a decrease of $40.3 million from December 31, 1994, due primarily to increases in short-term borrowings, the cash proceeds from which were used for investing and financing activities described below. The ratio of current assets to current liabilities at March 31, 1995 was 1.12 to 1, compared to 1.39 to 1 at December 31, 1994.

  Cash provided by the Company's operating activities for the first quarter of 1995 totaled $0.3 million, compared to $47.3 million in the first quarter of 1994, a decrease of $47.0 million. Increased working capital requirements caused by the higher level of business activity in 1995 accounted for $20.5 million of the decrease. Operating cash generated in the first quarter of 1994 included net cash inflows totaling $31.6 million from the sale of trading securities. Since March 31, 1994, the Company discontinued its portfolio of trading securities. The Company's marketable securities have since been classified as available-for-sale and the related cash flows are reported as investing activities.

  Cash used for investing activities in the first quarter of 1995 totaled $37.5 million, compared to cash used of $6.5 million in the same period last year. Cash expenditures in the first quarter of 1995 were primarily for the acquisition of a business, and an investment in a joint venture, requiring a total cash outlay of $33.5 million. Capital expenditures in the first quarter of 1995 totaled $5.0 million, compared to $7.4 million in the first quarter of the prior year. Total planned capital expenditures for 1995 are expected to exceed the 1994 total of $23.1 million.

  Financing activities in the first quarter of 1995 generated cash totaling $35.4 million, compared to cash used of $32.1 million in the first quarter of 1994. In the 1995 quarter the Company received net proceeds from short-term borrowings totaling $50.7 million under the Company's revolving loan agreement. These borrowings were used to repurchase 795,700 shares of the Company's common stock at a total cost of $13.9 million, pay dividends totaling $2.0 million, and fund the purchase of a business and the investment in the joint venture mentioned above. Financing activities in the first quarter of 1994 included, among other things, the proceeds from the sale of $150 million of 9 3/4% senior public notes, borrowings of $106 million under its bank credit agreement, the repayment of $185.4 million due to the early retirement of debt, and the repurchase of 6 million shares of the Company's common stock at a cost of $74.1 million.

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
- -------------------

  The stock repurchases mentioned previously are being made under a previously announced plan to enhance shareholder value. Since beginning the stock repurchase program in March 1994, a total of 10.7 million shares have been acquired as of May 1, 1995, at a total cost of $144.6 million, under a $150 million authorization. In April 1995, the Company's Board of Directors authorized additional repurchases up to an aggregate of $25 million of its common stock, for total potential repurchases of $175 million.

  As a result of the above operating, investing and financing activities, cash and cash equivalents and short-term marketable securities decreased $2.7 million since December 31, 1994, to $15.0 million at March 31, 1995. Management believes that the Company will have sufficient future cash flow from its operations, expected cash proceeds from a pending second quarter 1995 sale of a business and available borrowing capacity to meet its future needs.

Results of Operations
- ---------------------

                   Operations for the first quarter of 1995
                     compared to the first quarter of 1994

  Sales for the first quarter of 1995 were $219.6 million, compared to sales of $199.3 million for the first quarter of 1994, an increase of $20.3 million or 10.2%. The sales improvement came primarily from the Company's Electro-mechanical Group, which increased $14.7 million or 17.8%. The Precision Instruments Group's sales increased slightly to $71.5 million from last year's first-quarter sales of $70.4 million, while the Industrial Materials Group's sales increased $4.5 million to $50.6 million, or 9.7%.

  Operating income for the first quarter of 1994 increased $4.9 million or 27.9% to $22.4 million, compared to $17.5 million in the first quarter of 1994. This increase reflects the Company's overall higher sales volume and improved operating efficiencies in all three business segments.

  Other income, net in the current quarter was $0.5 million, compared to $1.8 million in the same quarter of 1994. The 1995 quarter reflects lower interest and other investment income partially due to a reduced level of average cash invested during the quarter, and higher amortization of deferred debt issuance costs, partially offset by foreign exchange gains. The prior year first quarter also included realized and unrealized gains on marketable securities.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

  The effective income tax rate was 40.3% for the first quarter of 1995 compared with 38.1% for the first quarter of 1994. The higher 1995 tax rate reflects a one percent increase, effective at the beginning of 1995, in the Italian statutory income tax rate affecting current and deferred income taxes, as well as higher foreign pretax income subject to the higher tax rate.

  The weighted average shares outstanding during the first quarter of 1995 was
  34.2 million shares, compared to 42.6 million shares for the same quarter of 1994. The reduced number of shares in the current quarter reflects the Company's ongoing share repurchase program, which began in late March, 1994.

  First quarter 1995 net income was $10.7 million, or $.31 per share, compared with first quarter 1994 income before an extraordinary item and the cumulative effect of an accounting change of $8.8 million, or $.21 per share, an improvement of 21.1% in first quarter earnings. After the 1994 first quarter recognition of an $11.8 million ($.28 per share) after-tax loss from the early extinguishment of debt, and a $3.8 million ($.09 per share) after-tax gain due to a required change in accounting for certain marketable securities, net income for the first quarter of 1994 was $.8 million or $.02 per share.

        Electro-mechanical Group sales totalled $97.5 million in the current
        ------------------------
        first quarter, an increase of $14.7 million or 17.8% from the first quarter of 1994, due to increasing U.S. and European demand for electric motor products manufactured by the Company's domestic and Italian motor operations. The Italian operations reported a 39% increase in sales from the same quarter a year ago before currency effects, which were not significant. This group experienced the loss of a large U.S. customer who was experiencing financial difficulties and filed for bankruptcy late in the first quarter of 1995.

        Operating profit of this group increased $2.6 million or 25.3% to $12.7 million in this year's first quarter. Significant margin improvements in the Company's Italian motor operations were reduced somewhat by higher material costs, and operating inefficiencies related to capacity expansion at the Graham, North Carolina plant. The loss of the customer referred to above also adversely affected operating profit of this group, but is not expected to have a material adverse effect on future group operating results.

        In the Precision Instruments Group, sales of $71.5 million in this
               ---------------------------
        year's first quarter were up slightly from the $70.4 million of sales in the same quarter last year. Higher sales of automotive and process instruments were largely offset by lower sales of aerospace instruments.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

        Group operating profit for the current quarter increased to $7.7 million, from $6.4 million in the first quarter of 1994, an increase of $1.3 million or 21.3%. The group benefited from improved product mix on higher sales of process instruments and the restructuring activities initiated in 1993.

        Operating results from the March 31, 1995 acquisition of the heavy vehicle instrumentation business of Dixson, Inc. will be included in the Precision Instruments group, beginning with the second quarter of 1995. Sales by Dixson on a twelve month basis are expected to exceed $25 million.

        The Industrial Materials Group's first-quarter 1995 sales increased $4.5
            ----------------------------
        million or 9.7% to $50.6 million. All businesses within the group reported sales increases, led by the metal powder and liquid filtration businesses. Group operating profit for the current quarter increased $2.2 million, or 34.4%, to $8.6 million. The increase in profitability was due to the increase in demand, improved product mix, and ongoing cost reduction programs principally in the plastic compounding and high-temperature and corrosion-resistant material businesses.

        On March 24, 1995, the Company announced that it had agreed to sell its Microfoam Division, which is a part of the Industrial Materials group to Astro Valcour, Inc. The Company anticipates favorable financial results from this transaction which it expects to complete in the second quarter of 1995. Microfoam sales in 1994 were nearly $34 million.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 25, 1995. The following matters were voted on at the Annual Meeting:

     1)    Election of Directors.  The following persons were elected as
           ----------------------
directors:

                                                            Shares
                                              Shares     Voted Against
                         Name                Voted for    or Withheld
             ----------------------------  -------------  -----------
                Walter E. Blankley           31,174,930    2,747,112
                Lewis G. Cole                31,176,981    2,745,061
                Helmut N. Friedlaender       31,174,922    2,747,120
                Sheldon S. Gordon            31,179,089    2,742,953
                Charles D. Klein             31,177,489    2,744,553
                James R. Malone              31,177,249    2,744,793
                David P. Steinmann           31,175,089    2,746,953
                Elizabeth R. Varet           31,174,607    2,747,435

       2)    1995 Stock Incentive Plan of AMETEK, Inc.  The stockholders
             -----------------------------------------
             approved a proposal by the Board of Directors to adopt the 1995 Stock Incentive Plan of AMETEK, Inc. There were 19,451,370 shares voted in favor of the proposal; 8,710,755 shares voted against the proposal; 316,779 abstentions, and 5,443,138 shares not voting.


       3)  Appointment of Independent Auditors.  The stockholders approved the
           ------------------------------------
           appointment of Ernst & Young LLP as independent auditors for the Company for the year 1995. There were 31,319,364 shares voted for approval; 104,583 shares voted against; 133,428 abstentions, and 2,364,667 shares not voting.

                                 AMETEK, INC.
                                 ------------

Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

a) Exhibits:

    Exhibit
    Number             Description
    ------             -----------

       4 Third Amendment to Credit Agreement dated February 6, 1995, among the Company, Various Lending Institutions, Bank of Montreal, Corestates Bank, N.A., and PNC Bank, National Association, as Co-Agents, and the Chase Manhattan Bank, N. A., as Administrative Agent.

       4.1       Fourth Amendment to Credit Agreement dated March 16, 1995.

       27        Financial Data Schedule *

                 *  Schedule submitted in electronic format only.

b) Reports on Form 8-K: During the quarter ended March 31, 1995, the Company did not file any reports on Form 8-K.

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





                                                     AMETEK, INC.
                                         -----------------------------------
                                                     (Registrant)



                                         By /s/ Otto W. Richards
                                         -----------------------------------
                                                Otto W. Richards
                                                Vice President and Comptroller
                                               (Principal Accounting Officer)


May 12, 1995