Form 10-Q
period 1995-06-30
AMETEK INC
filed 1995-08-14
CIK 6082

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549
                         -----------------------


(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1995
                               -----------------------------------------------

                                  OR

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number 1-168

                                 AMETEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   13-4923320
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


                  Station Square, Paoli, Pennsylvania   19301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
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

       Common Stock, $.01 Par Value, outstanding at July 31, 1995 was 32,942,736 shares.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMETEK, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                         Three months ended June 30,    Six months ended June 30,
                                                         --------------------------     -------------------------
                                                             1995       1994  (a)          1995       1994  (a)
                                                         -----------   -----------      ----------   -----------
Net sales                                                   $219,111      $202,710        $430,638      $394,113
                                                          ----------    ----------      ----------    ----------

Expenses:
   Cost of sales (excluding depreciation)                    168,549       156,501         331,396       306,593
   Selling, general and administrative                        19,642        18,821          39,835        37,034
   Depreciation                                                6,450         6,541          13,431        12,903
                                                          ----------    ----------      ----------    ----------
     Total expenses                                          194,641       181,863         384,662       356,530
                                                          ----------    ----------      ----------    ----------

Operating income                                              24,470        20,847          45,976        37,583
Other income (expenses):
   Interest expense                                           (5,422)       (5,165)        (10,454)      (10,197)
   Other, net                                                    148          (124)            688         1,651
                                                          ----------    ----------      ----------    ----------
Income from continuing operations
   before income taxes                                        19,196        15,558          36,210        29,037
Provision for income taxes                                     7,267         6,197          14,132        11,286
                                                          ----------    ----------      ----------    ----------

Income from continuing operations                             11,929         9,361          22,078        17,751
Discontinued operations, net of taxes:
   Income from discontinued operations                           266           308             779           725
   Gain on sale of discontinued operations                    10,420             -          10,420             -
                                                          ----------    ----------      ----------    ----------

Income before extraordinary item and
   cumulative effect of accounting change                     22,615         9,669          33,277        18,476
Extraordinary loss on early extinguishment of debt,
   net of taxes                                                   -             -               -        (11,810)
Cumulative effect of accounting change
   for marketable securities, net of taxes                        -             -               -          3,819
                                                          ----------    ----------      ----------    ----------
Net income                                                   $22,615        $9,669         $33,277       $10,485
                                                          ==========    ==========      ==========    ==========

Earnings (loss) per share :
  Income from continuing operations                            $0.36         $0.26           $0.65         $0.45
  Discontinued operations:
     Income from discontinued operations                        0.01          0.01            0.02          0.02
     Gain on sale of discontinued operations                    0.31             -            0.31             -
                                                          ----------    ----------      ----------    ----------
  Income before extraordinary item and
     cumulative effect of accounting change                     0.68          0.27            0.98          0.47
  Extraordinary loss on early
     extinguishment of debt                                       -             -               -          (0.30)
  Cumulative effect of accounting change                          -             -               -           0.10
                                                          ----------    ----------      ----------    ----------
  Net income                                                   $0.68         $0.27           $0.98         $0.27
                                                          ==========    ==========      ==========    ==========

Cash dividends paid per share                                  $0.06         $0.06           $0.12         $0.12
                                                          ==========    ==========      ==========    ==========

Average common shares outstanding                         33,354,009    36,358,827      33,799,154    39,501,478
                                                          ==========    ==========      ==========    ==========

------------------
(a) Restated for discontinued operations.

                            See accompanying notes.

                                 AMETEK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                                                       June 30,    December 31,
                                                                         1995        1994 (a)
                                                                      ----------   ------------
                                                                      (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                            $16,905         $7,245
    Marketable securities                                                  8,462         10,480
    Receivables, less allowance for possible losses                      133,076        110,927
    Inventories                                                          109,438         98,689
    Deferred income taxes                                                 12,114         12,637
    Net assets of discontinued operations                                     -          10,583
    Other current assets                                                   5,950          6,417
                                                                       ---------      ---------
        Total current assets                                             285,945        256,978
                                                                       ---------      ---------


Property, plant and equipment                                            387,352        373,051
    Less accumulated depreciation                                       (218,691)      (208,766)
                                                                       ---------      ---------
                                                                         168,661        164,285
                                                                       ---------      ---------

Intangibles, investments and other assets                                 99,454         72,924
                                                                       ---------      ---------

        Total assets                                                    $554,060       $494,187
                                                                       =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                          $32,261        $11,821
    Accounts payable                                                      80,523         72,815
    Accruals                                                             123,073         93,457
                                                                       ---------      ---------
        Total current liabilities                                        235,857        178,093

Long-term debt                                                           185,506        190,336

Deferred income taxes                                                     24,614         26,088

Other long-term liabilities                                               28,676         26,490

Stockholders' equity                                                      79,407         73,180
                                                                       ---------      ---------
        Total liabilities and stockholders' equity                      $554,060       $494,187
                                                                       =========      =========

------------------
(a)  Restated for discontinued operations.

                            See accompanying notes.

                                 AMETEK, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                 Six months ended June 30,
                                                                 ------------------------
                                                                     1995       1994 (a)
                                                                  --------     ---------
Cash provided by (used for):

Operating activities:
  Net income                                                        $33,277     $10,485
  Deduct discontinued operations:
    Net income from discontinued operations                            (779)       (725)
    Net gain on sale of discontinued operations                     (10,420)        -
  Extraordinary loss on early extinguishment of debt                    -        11,810
  Cumulative effect of accounting change                                -        (3,819)
                                                                    -------     -------

      Income from continuing operations                              22,078      17,751

  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization                                  17,527      16,555
      Deferred income taxes                                          (2,080)      1,935
      Net change in operating working capital                        (2,483)     40,270
  Net Cash provided by (used for) discontinued operations            (2,572)      6,750
  Other                                                                 819       (949)
                                                                    -------     -------

      Total operating activities                                     33,289      82,312
                                                                    -------     -------

Investing activities:
  Additions to property, plant and equipment                        (13,240)    (10,095)
  Proceeds from sale of discontinued operations and other assets     37,984       2,998
  Purchase of and investments in businesses                         (38,280)        -
  Decrease in marketable securities                                   3,083       6,940
  Other                                                                 -          (953)
                                                                    -------     -------

      Total investing activities                                    (10,453)     (1,110)
                                                                    -------     -------

Financing activities:
  Net change in short-term borrowings                                20,400       1,832
  Proceeds from issuance of long-term debt                              -       306,000
  Repayments of long-term debt                                       (5,179)   (220,126)
  Debt prepayment premiums and debt issuance costs                      -       (29,368)
  Repurchases of common stock                                       (25,734)   (110,217)
  Cash dividends paid                                                (4,030)     (4,751)
  Other                                                               1,367       1,971
                                                                    -------     -------

      Total financing activities                                    (13,176)    (54,659)
                                                                    -------     -------


Increase in cash and cash equivalents                                 9,660      26,543

Cash and cash equivalents:
  As of January 1                                                     7,245      40,459
                                                                    -------     -------

  As of June 30                                                     $16,905     $67,002
                                                                    =======     =======

--------------
(a)  Restated for discontinued operations.

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                                June 30, 1995
                                -------------
                                 (Unaudited)


Note 1 - Financial Statement Presentation
------   --------------------------------

    The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at June 30, 1995 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1995 and 1994 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1994 Annual Report.

Note 2 - Earnings Per Share
------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the second quarter or first six months of 1995 or 1994 if it were assumed that all outstanding stock options were exercised. The sum of quarterly earnings per share does not equal year-to-date earnings per share due to the effects of common stock repurchases.

Note 3 - Acquisitions
------   ------------

    On March 31, 1995, the Company purchased the heavy vehicle instrumentation business of privately held Dixson, Inc. for cash. This acquisition was accounted for by the purchase method, and accordingly, the results of Dixson's operations are included in the Company's consolidated results from the date of acquisition. This acquisition would not have had a material effect on sales or earnings for the second quarter or the first six months of 1995 or 1994, had it been made at the beginning of the respective periods.

    On March 1,1995, the Company acquired a 50% ownership interest in a joint venture established with a Taiwanese supplier to manufacture low-cost pressure gauges in China and Taiwan for worldwide markets. This investment is accounted for by the equity method, and the Company's 50% share of the operating results since March 1, 1995, insignificant in amount, is reported through its domestic gauge manufacturing Division.

    The aggregate cost of the acquisition and the investment in the joint venture totaled $40.8 million, consisting of $38.3 million cash paid, and $2.5 million of deferred payment obligations payable over periods up to three years. The joint venture investment is reported with Intangibles and Other Assets in the June 30, 1995 balance sheet.

Note 4 - Discontinued Operations
------   -----------------------

    On May 18, 1995, the Company sold its foam packaging business (the Microfoam Division) to Astro Valcour, Inc. for $37.6 million in cash. The sale of the assets of Microfoam resulted in a second quarter gain of $10.4 million, net of taxes of $6.4 million, after providing for certain costs related to the sale. As a result of this transaction, the consolidated financial statements have been restated to reflect Microfoam as discontinued operations.

                                    AMETEK, INC.
                                    ------------

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------
                                   June 30, 1995
                                   -------------
                                    (Unaudited)


Note 4 - Discontinued Operations (continued)
------   -----------------------

    Summary operating results of discontinued operations, excluding the above mentioned gain on sale, are as follows:

                                                                        In thousands
                                                   ------------------------------------------------------
                                                   Three months ended June 30,  Six months ended June 30,
                                                   ---------------------------  -------------------------
                                                       1995           1994        1995           1994
                                                       ----           ----        ----           ----
     Revenues                                         $4,086        $ 7,016     $12,153        $14,886
                                                      ------        -------     -------        -------
     Income before income taxes                          441            572       1,291          1,310
     Provision for income taxes                          175            264         512            585
                                                      ------        -------     -------        -------
     Net income from
      discontinued operations                         $  266        $   308     $   779        $   725
                                                      ======        =======     =======        =======

Note 5 - Inventories
--------------------

  The estimated components of inventory stated at lower of LIFO cost or market are:

                                                                       In thousands
                                                                -------------------------
                                                                  June 30,   December 31,
                                                                    1995        1994
                                                                    ----        ----
                                                                 (Unaudited)
     Finished goods and parts                                     $ 39,447    $ 33,448
     Work in process                                                25,050      24,695
     Raw materials and purchased parts                              44,941      40,546
                                                                   -------     -------
                                                                  $109,438    $ 98,689
                                                                  ========    ========

Note 6 - New Accounting Standard
------   -----------------------

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets to be held, and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that such assets be reviewed for impairment when changes in circumstances indicate that the carrying value of the asset may not be fully recoverable. The statement also requires such assets, when held for disposal, be reported at the lower of carrying value or fair value, less cost to sell. The Company is required to adopt this statement no later than 1996. Based on past practices and the new accounting requirements, adoption of this statement is not expected to have a material effect on the Company's operations or financial position.

                                AMETEK, INC.
                                ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 June 30, 1995
                                 -------------
                                  (Unaudited)

Note 7 - Subsequent Event
------   ----------------

  On August 2, 1995, the Company executed a new Bank Credit Agreement with a group of banks led by The Chase Manhattan Bank, N.A. The new five-year reducing revolving credit facility will provide up to $195 million in revolving credit loans, with reductions in the total credit facility to $150 million by August 1, 1999. This new credit facility, which replaces the Company's previous bank credit facility, is now unsecured and provides for lower interest rates and reduced commitment fees if certain performance measurements are met. The Company immediately drew down $57.5 million to repay fully its prior bank term loan and outstanding revolving credit loans. As a result of the new Agreement, and the repayment of the prior bank loans, the Company will record a non cash after-tax extraordinary charge of approximately $2.7 million, or $.08 per share, in the third quarter of 1995 for the write-off of deferred financing fees associated with the previous bank debt.

                                  AMETEK, INC.
                                  ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------

          Liquidity and Capital Resources
          -------------------------------

          Working capital at June 30, 1995 amounted to $50.1 million, a decrease of $28.8 million from December 31, 1994, largely due to additional short-term borrowing, which was incurred in connection with investments in new businesses in the first quarter of 1995. A part of the borrowing was repaid in May 1995 with proceeds from the sale of the Microfoam Division, which is reported as discontinued operations in the consolidated financial statements. In addition to cash expenditures for the repurchase of Company common stock since the beginning of the year, the working capital decline also stems from a higher level of accounts payable and accruals (including income taxes payable), partially offset by increases in receivables and inventories. The higher level of business activity in 1995 accounted for the increase in receivables and inventories. The ratio of current assets to current liabilities at June 30, 1995 was 1.21 to 1, compared to 1.44 to 1 at December 31, 1994.

          Cash provided by the Company's operating activities for the first six months of 1995 totaled $33.3 million, compared to $82.3 million in the same period of 1994, a decrease of $49.0 million. The 1995 amount includes $2.6 million of net cash used by discontinued operations, while the 1994 amount included net cash provided by discontinued operations totaling $6.8 million. Increased operating working capital requirements, along with cash outlays to fund restructuring accruals, accounted for $11.2 million of the overall decrease. Operating cash generated in the first quarter of 1994 included net cash inflows totaling $31.6 million from the sale of trading securities. Since March 31, 1994, the Company discontinued its portfolio of trading securities. The Company's marketable securities have since been classified as available-for-sale and the related cash flows are reported as investing activities.

          Cash used for investing activities in the first six months of 1995 totaled $10.5 million, compared to cash used of $1.1 million in the same period last year. Cash expenditures in the first six months of 1995 were primarily for the acquisition of a business, and an investment in a joint venture, requiring a total cash outlay of $38.3 million. Largely offsetting these cash outlays was $38.0 million in proceeds received primarily from the sale of the Microfoam Division, and from the sale of other assets. Capital expenditures in the first six months of 1995 totaled $13.2 million, compared to $10.1 million in the same period of the prior year. Also included in 1994 investing activities were $9.0 million in net proceeds from the sale of assets.

          Financing activities in the first six months of 1995 used cash totaling $13.2 million, compared to cash used of $54.7 million in the same period of 1994. In the first six months of 1995 the Company received net proceeds from short-term borrowings totaling $20.4 million, and made scheduled repayments of $5.0 million on term loans under the Company's previous bank credit facility. This facility was replaced by a new five-year unsecured bank credit facility on August 2, 1995, which will provide potentially lower interest rate loans under a reducing revolving credit facility for up to $195 million, which will decrease to $150 million by August, 1999.

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
-------------------

          Cash expended for financing activities in the first six months of 1995 included $25.7 million for the repurchase of 1,509,200 shares of the Company's common stock, and the funding of $4.0 million of dividends. Financing activities in the first six months of 1994 primarily included the proceeds from the sale of $150 million of 9 3/4% senior public notes, borrowings of $106 million under the Company's existing bank credit agreement, the repayment of $185.4 million due to the early retirement of debt, and the repurchase of 8.7 million shares of the Company's common stock at a total cost of $110.2 million. Since beginning the stock repurchase program in March 1994, a total of 11.1 million shares have been acquired as of July 31, 1995, at a total cost of $151.8 million, under a $175 million total authorization. In April 1995, the Company's Board of Directors authorized additional repurchases up to an aggregate of $25 million of its common stock, which brought the total share repurchase authorization to $175 million.

          As a result of the above operating, investing and financing activities, cash and cash equivalents and short-term marketable securities increased $7.6 million since December 31, 1994, to $25.4 million at June 30, 1995. Management believes that the Company will have sufficient future cash flow from its operations and its new bank credit facility to meet its future needs.

Results of Operations
---------------------

                   Operations for the second quarter of 1995
                     compared to the second quarter of 1994

          Sales from continuing operations for the second quarter of 1995 were $219.1 million, compared to sales of $202.7 million for the second quarter of 1994, an increase of $16.4 million or 8.1%. The sales improvement came primarily from the Company's Electro-mechanical Group, which increased $8.8 million or 9.8% to $98.7 million. The Precision Instruments Group's sales increased 7.9% to $78.3 million from 1994 second quarter sales of $72.5 million, while the Industrial Materials Group's sales, which were restated for the sale of Microfoam, increased $1.8 million to $42.1 million, or 4.6%.

          Operating income from continuing operations for the second quarter of 1995 increased $3.6 million or 17.4% to $24.5 million, compared to $20.9 million in the second quarter of 1994. This increase reflects the Company's overall higher sales volume and improved operating efficiencies in the Electro-mechanical and Precision Instruments business segments.

          The effective income tax rate was 37.9% for the second quarter of 1995 compared with 39.8% for the second quarter of 1994. The lower 1995 tax rate reflects the second quarter effect of a one percent increase in the Italian statutory tax rate, effective at the beginning of 1995, reduced by a slightly lower provision for state income taxes, and increased U.S. tax benefits. Also, the second quarter of 1994 included an additional foreign tax provision.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

       The weighted average shares outstanding during the second quarter of 1995 was 33.4 million shares, compared to 36.4 million shares for the same quarter of 1994. The reduced number of shares reflects the Company's ongoing share repurchase program, which began in March, 1994.

       Second quarter 1995 income from continuing operations was $11.9 million, or $.36 per share, compared with second quarter 1994 income of $9.4 million, or $.26 per share, an income improvement of $2.6 million or 27.4%. Income from discontinued operations for the second quarter of 1995 and 1994 was $.3 million, or $.01 per share for each period. The second quarter of 1995 also includes an after tax gain of $10.4 million ($.31 per share) on disposal of discontinued operations resulting from the sale of the Microfoam Division. Net income for the second quarter of 1995 was $22.6 million, or $.68 per share, compared to net income of $9.7 million, or $.27 per share for the second quarter of 1994.

            Electro-mechanical Group sales totalled $98.7 million in the
            ------------------------
            current second quarter, an increase of $8.8 million or 9.8% from the second quarter of 1994, due to higher sales of electric motor products manufactured by the Company's domestic and Italian motor operations. The Italian operations' sales increased 27%, reduced somewhat by the effects of translating the weaker Italian lire to U.S. dollars.

            Operating profit of this group increased $1.2 million or 9.6% to $13.5 million in this year's second quarter. The sales volume increase, favorable changes in product mix in domestic operations, and modest improvement in operating efficiencies from increased capacity utilization at the group's two production facilities in North Carolina contributed to the improved results. These increases were reduced by higher material costs in the Italian operations which were not fully recovered. To further address the higher material costs in the Italian operations, the Company plans to accelerate its cost reduction program, along with the continuation of scheduled price increases in the second half of 1995.

            In the Precision Instruments Group, sales of $78.3 million in
                   ---------------------------
            this year's second quarter increased 7.9% from the $72.5 million of sales in the same quarter last year. The increase was primarily due to the addition of the Dixson heavy vehicle instrumentation business, purchased at the end of the first quarter of 1995. Higher sales of automotive and process instruments were largely offset by lower sales of aerospace instruments.

            Group operating profit for the current quarter increased to $9.7 million, from $7.7 million in the second quarter of 1994, an increase of $2.0 million or 26.6%. The increase resulted from the Dixson acquisition, and increased operational efficiencies in the aerospace business resulting from the restructuring activities and other cost reduction programs initiated in 1993 and 1994. Group operating profit also includes a higher than normal recovery of approximately $800,000 from earlier aerospace contract engineering activities.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

           In the Industrial Materials Group, second quarter 1995 sales from
                  --------------------------
           continuing operations increased $1.8 million or 4.6% to $42.1 million, compared to $40.3 million in the second quarter of 1994, from higher sales by the metal powder and corrosion-resistant materials businesses. The reported sales increase was reduced by some softness in residential and commercial water filtration markets and lower sales of certain plastics compounding products.

           Group operating profit for the current second quarter totaled $6.7 million, essentially unchanged from the restated $6.9 million in the second quarter of 1994. A profit improvement from the reported higher sales was more than offset by reduced profitability from the lower sales and slightly higher net manufacturing costs incurred by the water filtration and plastics compounding businesses.

                  Operations for the first six months of 1995
                    compared to the first six months of 1994

       Sales from continuing operations for the first six months of 1995 were $430.6 million, compared to sales of $394.1 million from continuing operations for the same period of 1994, an increase of $36.5 million or 9.3%. All business segments reported improved sales, led by the Electro-mechanical Group, which increased $23.6 million or 13.6%. The Precision Instruments Group's sales increased $6.8 million or 4.8%, and the Industrial Materials Group's sales, which were restated for the sale of Microfoam, increased $6.1 million or 7.8%.

       Operating income from continuing operations for the first six months of 1995 increased $8.4 million or 22.3% to $46.0 million, compared to $37.6 million for the same period of 1994. This increase reflects the overall higher sales volume, and improved operating performance from realization of the benefits of the restructuring programs initiated in 1993.

       Other income, net for the first six months of 1995 was $.7 million, a decrease of $1 million from the same period of 1994. The decrease was caused by reduced net investment income during the period.

       Income from continuing operations for the first six months of 1995 was $22.1 million, or $.65 per share, compared to 1994 income of $17.8 million or $.45 per share, an increase in income of $4.3 million or 24.4%. Income from the discontinued Microfoam operations for the first six months of 1995 and 1994 were $.8 million and $.7 million, respectively, representing $.02 per share for each period. Results for the first half of 1995 also include an after tax gain on the second quarter 1995 sale of the Microfoam Division of $10.4 million, or $.31 per share.

                                  AMETEK, INC.
                                  ------------

Results of Operations (cont'd)
---------------------

        Net income for the first six months of 1995 was $33.3 million, or $.98 per share, compared to $18.5 million ($.47 per share) of income before an extraordinary item and the cumulative effect of an accounting change in 1994. After an extraordinary loss of $11.8 million ($.30 per share) after tax from the early extinguishment of debt, and a $3.8 million ($.10 per share) after tax gain due to a required change in accounting for certain marketable securities, net income for the first six months of 1994 was $10.5 million or $.27 per share.

                Electro-mechanical Group sales totaled $196.2 million in the
                ------------------------
                first six months of 1995, an increase of $23.6 million or 13.6% from the first half of 1994, due to increased sales of electric motor products manufactured by the Company's domestic and Italian motor operations. Before currency effects, which were not significant, the Italian operations reported a 32.6% increase in sales from the first six months of 1994.

                Operating profit of this group increased $3.7 million or 16.7% to $26.2 million in the first half of 1995, primarily because of the higher sales volume. Higher material costs in the Italian operations were partially offset by a sales price increase which went into effect early in the first quarter of 1995. In the second half of this year, the Company plans to accelerate its cost reduction program, along with the continuation of scheduled price increases.

                In the Precision Instruments Group, sales in the first six
                       ---------------------------
                months of 1995 were $149.7 million, an increase of $6.8 million or 4.8% from the first half of 1994. The increase is largely due to the addition of the Dixson heavy vehicle instrumentation business purchased at the end of the first quarter of 1995. Higher sales of heavy truck instruments and process instruments were substantially offset by lower sales of aerospace instruments.

                Group operating profit increased $3.4 million or 24.2% to $17.5 million for the first six months of 1995. The group benefited partly from the additional profits of the Dixson business acquired, but mostly from increased operating efficiencies in the aerospace business resulting from the restructuring activities and other cost reduction programs initiated in 1993 and 1994, as well as an improved product mix on process instrument sales.

                In the Industrial Materials Group, sales from continuing
                       --------------------------
                operations for the first six months of 1995 increased $6.1 million or 7.8% to $84.7 million. All but one business in this group reported a sales increase, led by the metal powder and corrosion-resistant materials businesses.

                                  AMETEK, INC.
                                  ------------

Results of Operations (cont'd)
---------------------

       Group operating profit from continuing operations for the first half of 1995 increased $1.9 million or 15.4% to $14.5 million, compared to $12.5 million in the same period of 1994. The increase was due to the increased sales volume, and increased operating efficiencies in the corrosion-resistant materials business.

                                  AMETEK, INC.
                                  ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

a)  Exhibits:

    Exhibit
    Number                       Description
    ------                       -----------

      10 Amendment No. 1 to the 1995 Stock Incentive Plan of AMETEK, Inc.

      27              Financial Data Schedule *

                      *  Schedule submitted in electronic format only.

b) Reports on Form 8-K: During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.