Form 10-Q
period 1995-09-30
AMETEK INC
filed 1995-11-13
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               -------------------------------------------------

                                      OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________________

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

  Yes   X    No _____
      -----

    The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

       Common Stock, $.01 Par Value, outstanding at October 31, 1995 was 33,050,437 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                              Three months ended              Nine months ended
                                                                September 30,                    September 30,
                                                          -------------------------        ------------------------
                                                              1995         1994 (a)            1995        1994 (a)
                                                          ----------     ----------        ----------    ----------
Net sales                                                   $204,922       $190,427          $635,560      $584,540
                                                          ----------     ----------        ----------    ----------

Expenses:
   Cost of sales (excluding depreciation)                    158,838        146,876           490,234       453,469
   Selling, general and administrative                        18,451         17,450            58,286        54,484
   Depreciation                                                6,157          6,681            19,588        19,584
                                                          ----------     ----------        ----------    ----------
     Total expenses                                          183,446        171,007           568,108       527,537
                                                          ----------     ----------        ----------    ----------

Operating income                                              21,476         19,420            67,452        57,003
Other income (expenses):
   Interest expense                                           (4,871)        (6,064)          (15,325)      (16,261)
   Other, net                                                    152          1,684               840         3,335
                                                          ----------     ----------        ----------    ----------
Income from continuing operations
   before income taxes                                        16,757         15,040            52,967        44,077
Provision for income taxes                                     5,927          5,282            20,059        16,568
                                                          ----------     ----------        ----------    ----------

Income from continuing operations                             10,830          9,758            32,908        27,509
Discontinued operations, net of taxes:
   Income from discontinued operations                            -             468               779         1,193
   Gain on sale of discontinued operations                        -              -             10,420            -
                                                          ----------     ----------        ----------    ----------

Income before extraordinary items and
   cumulative effect of accounting change                     10,830         10,226            44,107        28,702
Extraordinary loss on early extinguishment
   of debt, net of taxes                                      (2,676)            -             (2,676)      (11,810)
Cumulative effect of accounting change
   for marketable securities, net of taxes                        -              -                 -          3,819
                                                          ----------     ----------        ----------    ----------
Net income                                                    $8,154        $10,226           $41,431       $20,711
                                                          ==========     ==========        ==========    ==========

Earnings (loss) per share:
  Income from continuing operations                            $0.33          $0.28             $0.98         $0.73
  Discontinued operations:
     Income from discontinued operations                          -            0.01              0.02          0.03
     Gain on sale of discontinued operations                      -              -               0.31            -
                                                          ----------     ----------        ----------    ----------
  Income before extraordinary items and
     cumulative effect of accounting change                     0.33           0.29              1.31          0.76
  Extraordinary loss on early
     extinguishment of debt                                    (0.08)            -              (0.08)        (0.31)
  Cumulative effect of accounting change                          -              -                 -           0.10
                                                          ----------     ----------        ----------    ----------
  Net income                                                   $0.25          $0.29             $1.23         $0.55
                                                          ==========     ==========        ==========    ==========

Cash dividends paid per share                                  $0.06          $0.06             $0.18         $0.18
                                                          ==========     ==========        ==========    ==========

Average common shares outstanding                         33,050,747     34,838,972        33,549,685    37,947,309
                                                          ==========     ==========        ==========    ==========

-----------------------------

(a) Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)

                                                                  September 30,   December 31,
                                                                     1995          1994 (a)
                                                                 --------------  -------------
                                                                  (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                         $3,312          $7,245
    Marketable securities                                              7,406          10,480
    Receivables, less allowance for possible losses                  127,835         110,927
    Inventories                                                      102,419          98,689
    Deferred income taxes                                             12,693          12,637
    Net assets of discontinued operations                                 --          10,583
    Other current assets                                               5,170           6,417
                                                                  -----------     -----------
        Total current assets                                         258,835         256,978
                                                                  -----------     -----------


Property, plant and equipment                                        394,396         373,051
    Less accumulated depreciation                                   (224,829)       (208,766)
                                                                  -----------     -----------
                                                                     169,567         164,285
                                                                  -----------     -----------

Intangibles, investments and other assets                             93,828          72,924
                                                                  -----------     -----------

        Total assets                                                $522,230        $494,187
                                                                  ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                      $67,214         $11,821
    Accounts payable                                                  69,496          72,815
    Accruals                                                         101,073          93,457
                                                                  -----------     -----------
        Total current liabilities                                    237,783         178,093

Long-term debt                                                       150,486         190,336

Deferred income taxes                                                 25,616          26,088

Other long-term liabilities                                           27,469          26,490

Stockholders' equity                                                  80,876          73,180
                                                                  -----------     -----------
        Total liabilities and stockholders' equity                  $522,230        $494,187
                                                                  ===========     ===========

-------------------------------------------------------
(a)  Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                       Nine months
                                                                                   ended September 30,
                                                                               ---------------------------
                                                                                   1995          1994 (a)
                                                                               -----------     -----------
Cash provided by (used for):

Operating activities:
  Net income                                                                      $41,431         $20,711
  Deduct discontinued operations:
    Net income from discontinued operations                                          (779)         (1,193)
    Net gain on sale of discontinued operations                                   (10,420)             --
  Extraordinary loss on early extinguishment of debt                                2,676          11,810
  Cumulative effect of accounting change                                               --          (3,819)
                                                                               -----------     -----------

      Income from continuing operations                                            32,908          27,509

  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization                                                 25,643          24,934
     Deferred income taxes                                                         (1,595)          1,370
     Net change in operating working capital                                      (22,005)         31,643
  Net cash provided by (used for) discontinued operations                          (2,572)          6,170
  Other                                                                               179            (230)
                                                                               -----------     -----------

      Total operating activities                                                   32,558          91,396
                                                                               -----------     -----------

Investing activities:
  Additions to property, plant and equipment                                      (19,885)        (15,367)
  Proceeds from sale of discontinued operations and other assets                   37,990           3,020
  Purchase of businesses and investments                                          (38,280)         (1,113)
  Decrease in marketable securities                                                 4,139           7,355
                                                                               -----------     -----------

      Total investing activities                                                  (16,036)         (6,105)
                                                                               -----------     -----------

Financing activities:
  Net change in short-term borrowings                                              65,346              --
  Proceeds from issuance of long-term debt                                             --         306,000
  Repayments of long-term debt                                                    (50,218)       (260,227)
  Debt issuance costs and debt prepayment premiums                                   (143)        (29,368)
  Repurchases of common stock                                                     (32,954)       (118,833)
  Cash dividends paid                                                              (6,013)         (6,827)
  Other                                                                             3,527           2,381
                                                                               -----------     -----------

      Total financing activities                                                  (20,455)       (106,874)
                                                                               -----------     -----------


Decrease in cash and cash equivalents                                              (3,933)        (21,583)

Cash and cash equivalents:
  As of January 1                                                                   7,245          40,459
                                                                               -----------     -----------

  As of September 30                                                               $3,312         $18,876
                                                                               ===========     ===========

-------------------------------

(a)  Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              September 30, 1995
                              ------------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
------   --------------------------------

     The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at September 30, 1995 and the consolidated results of its operations and cash flows for the three and nine-month periods ended September 30, 1995 and 1994 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1994 Annual Report.

Note 2 - Earnings Per Share
------   ------------------

     Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the third quarter or first nine months of 1995 or 1994 if it were assumed that all outstanding stock options were exercised. The sum of quarterly earnings per share does not equal year-to-date earnings per share due to the effects of common stock repurchases.

Note 3 - Acquisitions
------   ------------

     On March 31, 1995, the Company purchased the heavy vehicle instrumentation business of privately held Dixson, Inc. for cash. This acquisition was accounted for by the purchase method, and accordingly, the results of Dixson's operations are included in the Company's consolidated results from the date of acquisition. This acquisition would not have had a material effect on sales or earnings for the third quarter or the first nine months of 1995 or 1994, had it been made at the beginning of the respective periods.

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

     The aggregate cost of the acquisition and the investment in the joint venture totaled $40.8 million, consisting of $38.3 million cash paid, and $2.5 million of deferred payment obligations payable over periods up to three years. The joint venture investment is reported with Intangibles and Other Assets in the September 30, 1995 balance sheet.

Note 4 - Discontinued Operations
------   -----------------------

     On May 18, 1995, the Company sold its foam packaging business (the Microfoam Division) to Astro Valcour, Inc. for approximately $37 million in cash. The sale of the assets of Microfoam resulted in a second quarter 1995 gain of $10.4 million, net of taxes of $6.4 million, after providing for certain costs related to the sale. As a result of this transaction, the consolidated financial statements have been restated to reflect Microfoam as discontinued operations.

                                    AMETEK, INC.
                                    ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              September 30, 1995
                              ------------------
                                  (Unaudited)


Note 4 - Discontinued Operations (continued)
------   -----------------------

    Summary operating results of discontinued operations, excluding the above mentioned gain on sale, are as follows:

                                                  In thousands
                                ---------------------------------------------------
                                   Three months ended        Nine months ended
                                       September 30,           September 30,
                                -------------------------- ------------------------
                                    1995          1994        1995         1994
                                    ----          ----        ----         ----

  Net sales                         $   -       $ 8,245    $12,153       $23,131
                                    -----       -------    -------  ------------
  Income before income taxes            -           817      1,291         2,127
  Provision for income taxes            -           349        512           934
                                    -----       -------    -------  ------------
  Net income from
   discontinued operations          $   -       $   468    $   779       $ 1,193
                                    =====       =======    =======  ============


Note 5 - Inventories
--------------------

 The estimated components of inventory stated at lower of LIFO cost or market are:



                                               In thousands
                                     -------------------------------
                                     September 30,      December 31,
                                        1995               1994
                                     ----------        -------------
                                     (Unaudited)

  Finished goods and parts           $  34,858           $  33,448
  Work in process                       24,217              24,695
  Raw materials and purchased parts     43,344              40,546
                                     ---------           ---------
                                     $ 102,419           $  98,689
                                     =========           =========

Note 6 - Long-term debt
------   --------------

       On August 2, 1995, the Company replaced its $200 million secured bank credit facility with a new Bank Credit Agreement with a group of banks led by The Chase Manhattan Bank, N.A. The new five-year revolving credit facility is unsecured, and provides up to $195 million in revolving credit loans, with scheduled reductions in the total credit facility to $150 million by August 1, 1999. The new credit facility also contains certain performance criteria, which when met, provide the Company with lower interest rates and reduced commitment fees.

       Upon execution of the Agreement, the Company drew down $57.5 million to repay $45 million in term loans and $12.5 million in revolving credit loans outstanding under the previous agreement. At September 30, 1995, the Company had $63.3 million in revolving credit loans outstanding under the new Credit Agreement, at an average interest rate of approximately 7%. The loans are classified as short-term borrowings on the Company's balance sheet. The new Credit Agreement contains requirements, which among other things, provide for compliance with certain financial ratios. At September 30, 1995, the Company met all such requirements.

      In connection with the new Bank Agreement, the Company recorded a non-cash after-tax extraordinary charge of $2.7 million, or $.08 per share, in the third quarter of 1995, for the write-off of deferred debt issuance costs related to the previous bank credit agreement.

                                 AMETEK, INC.
                                 ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                              September 30, 1995
                              ------------------
                                  (Unaudited)


Note 7 - New Accounting Standard
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

                                  AMETEK, INC.
                                  ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Financial Condition
-------------------

          Liquidity and Capital Resources
          -------------------------------

          Working capital at September 30, 1995 amounted to $21.1 million, a decrease of $57.8 million from December 31, 1994, largely due to additional short-term borrowings, which were used in part to fund non-working capital requirements. In the first quarter of 1995, the Company purchased a new business and invested in a joint venture.
          Cash expenditures for the repurchase of 1.9 million shares of the Company's common stock were also incurred since the beginning of the year. In connection with the execution of a new bank credit agreement in August 1995, borrowing was partially used to repay long-term debt outstanding under the previous bank credit agreement. In May 1995, the Company received and expended proceeds from the sale of the Microfoam Division. Microfoam is reported as discontinued operations in the consolidated financial statements. Partly offsetting these items were increases in receivables and inventories, due to the higher level of business activity in 1995. The ratio of current assets to current liabilities at September 30, 1995 was 1.09 to 1, compared to 1.44 to 1 at December 31, 1994.

          Cash provided by the Company's operating activities for the first nine months of 1995 totaled $32.6 million, compared to $91.4 million in the same period of 1994, a decrease of $58.8 million. Increased operating working capital requirements, including cash outlays to fund restructuring accruals, accounted for $22.0 million of the overall decrease. Operating cash generated in the first quarter of 1994 included net cash inflows totaling $31.6 million from the sale of marketable securities in a trading portfolio. Since March 31, 1994, cash flows from the Company's marketable securities are reported as investing activities. Operating cash flow for 1995 also includes $2.6 million of net cash used by discontinued operations, while the 1994 amount included net cash provided by discontinued operations of $6.2 million.

          Cash used for investing activities in the first nine months of 1995 totaled $16.0 million, compared to cash used of $6.1 million in the same period last year. Cash expenditures in the first nine months of 1995 were primarily for the acquisition of a business, and an investment in a joint venture, requiring a total cash outlay of $38.3 million. Capital expenditures in the first nine months of 1995 totaled $19.9 million, compared to $15.4 million in the same period of the prior year. Partly offsetting these cash outlays was $42.1 million in proceeds, received primarily from the sale of the Microfoam Division, plus marketable securities and other assets. Also included in 1994 investing activities were $9.3 million in net proceeds from the sale of investment assets.

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
-------------------

          Financing activities in the first nine months of 1995 used cash totaling $20.5 million, compared to cash used of $106.9 million in the same period of 1994. In the first nine months of 1995 the Company received net proceeds from short-term borrowings totaling $65.3 million, and repaid $50 million in term loans, of which $5 million was scheduled. The remaining $45 million was an early repayment of term loans outstanding under the Company's previous bank credit facility.

          On August 2, 1995, the previous secured bank credit facility was replaced by a new unsecured Bank Credit Agreement. This five-year credit facility provides up to $195 million in revolving credit loans, with scheduled reductions in the total facility beginning in 1998 to $150 million by August 1, 1999. The new Credit Agreement also provides for certain performance incentives that, when met, will lower interest rates, and reduce commitment fees to the Company. As a result of the new Bank Agreement, and the repayment of the prior term loans, the Company recorded a non-cash after-tax extraordinary charge of $2.7 million, or $.08 per share in the third quarter of 1995, for the write-off of debt issuance costs related to the previous bank credit agreement.

          Cash expended for financing activities in the first nine months of 1995 also included $33 million for the repurchase of 1,909,000 shares of the Company's common stock, and the funding of $6 million in dividends. Financing activities in the first nine months of 1994 primarily included the proceeds from the sale of $150 million of 9 3/4% senior public notes, borrowings of $156 million under the Company's previously existing bank credit agreement, the repayment of $185.4 million due to the early retirement of debt, and the repurchase of 9.2 million shares of the Company's common stock at a total cost of $118.8 million. Since beginning the stock repurchase program in March 1994, a total of 11.2 million shares have been acquired as of October 31, 1995, at a total cost of $152.5 million, under a $175 million total authorization.

          As a result of the above operating, investing and financing activities, cash and cash equivalents and short-term marketable securities decreased $7 million since December 31, 1994, to $10.7 million at September 30, 1995. Management believes that the Company will have sufficient cash flow from its operations and from its new bank credit facility to meet future needs.

                                 AMETEK, INC.
                                 ------------

Results of Operations
---------------------

                   Operations for the third quarter of 1995
                     compared to the third quarter of 1994

         Sales from continuing operations for the third quarter of 1995 were $204.9 million, compared to sales of $190.4 million for the third quarter of 1994, an increase of $14.5 million or 7.6%. The sales improvement came primarily from the Company's Electro-mechanical Group, which increased $7.6 million or 9.5% to $87.2 million. The Precision Instruments Group's sales increased 7.3% to $77.2 million from 1994 third quarter sales of $71.9 million, while the Industrial Materials Group's sales increased $1.6 million to $40.5 million, or 4.2%, from third quarter 1994 sales of $38.9 million, after restatement for the sale of the Microfoam Division in May 1995.

         Operating income from continuing operations for the third quarter of 1995 increased $2.1 million or 10.6% to $21.5 million, compared to the third quarter of 1994. This increase reflects the Company's overall higher sales volume, improved operating efficiencies in the Industrial Materials Group, and a $.5 million cost recovery from an insurance settlement resulting from weather-related damage of a warehouse in 1994.

         Interest expense for the third quarter of 1995 was $4.9 million, a decrease of $1.2 million from the same quarter of 1994. The reduction was due to lower effective interest rates, and reduced average debt outstanding during the current third quarter. Other income in the current third quarter includes a $.3 million cost recovery from the insurance settlement mentioned above, and reached $.2 million, a decrease of $1.5 million from the third quarter of 1994, due primarily to lower interest income in the current third quarter caused by lower levels of invested cash. In the third quarter of 1994, other income included a gain on the sale of assets.

         The weighted average shares outstanding during the third quarter of 1995 was 33.1 million shares, compared to 34.8 million shares for the same quarter of 1994. The reduced number of shares reflects the Company's ongoing share repurchase program, which began in March 1994.

         Third quarter 1995 income from continuing operations was $10.8 million, or $.33 per share, compared with third quarter 1994 income of $9.7 million, or $.28 per share from continuing operations, an income improvement of $1.1 million or 11%. After an extraordinary charge for the write-off of deferred debt issuance costs of $2.7 million, or $.08 per share, net income for the third quarter of 1995 was $ 8.1 million, or $.25 per share, compared to net income of $10.2 million, or $.29 per share for the third quarter of 1994, which included income from discontinued operations of $.5 million, or $.01 per share.

               Electro-mechanical Group sales totalled $87.2 million in the
               ------------------------
               current third quarter, an increase of $7.6 million or 9.5% from the same quarter of 1994, due to higher sales of electric motor products manufactured by the Company's domestic and Italian motor operations. The Italian operations' sales increased 16.2%, with minimal foreign currency translation effects. This group is continuing to experience softness in its U.S. markets resulting from the weakness in the U.S. home appliance industry, which is being offset by the introduction of new products.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

          Operating profit of this group for the third quarter of 1995 was $11.1 million, unchanged from the same quarter of 1994. Operating margins decreased to 12.8% in the current third quarter from 13.9% in the same quarter of 1994 due to a change in product mix in the Company's domestic operations, and the higher cost of introducing new models to increase market penetration in the soft U.S. appliance market. Operating margins were also lower because of higher material costs in the Company's Italian operations, net of increased selling prices.

          In the Precision Instruments Group, sales reached $77.2 million in
                 ---------------------------
          this year's third quarter, an increase of 7.3% from $71.9 million of sales in the same quarter last year. The increase was primarily due to the sales contribution from the Dixson heavy vehicle instrumentation business, purchased at the end of the first quarter of 1995. Higher sales of automotive and process instruments were more than offset by lower sales of aerospace instruments.

          Group operating profit for the current quarter decreased $.6 million or 6.7% to $8.7 million, from $9.3 million in the third quarter of 1994. Operating margins decreased to 11.3% in the current third quarter from 13% in the third quarter of 1994 due to a change to a more normal product mix and margin level in the Company's commercial gauge operations. Lower sales of aerospace instruments also contributed to the profit decline. Third quarter 1994 results were unusually strong, due to a higher proportion of sales of more profitable products, as well as lower material costs in the Company's general gauge business. The reduced profitability in the current third quarter from the events noted above more than offset a profit contribution by the Dixson business.

          In the Industrial Materials Group, third quarter 1995 sales from
                 --------------------------
          continuing operations increased $1.6 million or 4.2% to $40.5 million, compared to $38.9 million in the same quarter of 1994, due primarily to higher sales by the Company's metal powder business. The overall sales increase reflects lower sales of certain plastics compounding products, while sales of water filtration products were about the same due to continued softness in this market.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

          Group operating profit for the current third quarter totaled $7.6 million, an increase of $1.9 million, or 32.5% from the restated $5.7 million in the third quarter of 1994. Operating margins increased to 18.6% in the current third quarter from 14.6% in the third quarter of 1994 due to the higher sales volume, and a cost recovery from an insurance settlement of $.8 million related to a 1994 weather-related damage of a warehouse at the Westchester Plastics Division. Third quarter profits for 1994 included a charge for asset write-offs in the corrosion-resistant materials business. The current third quarter's overall profit increase reflects a decrease in profits from the water filtration business caused by the lack of sales growth and by somewhat higher operating costs. Late in September 1995, the Company announced that it is seeking bids for the sale of the group's Westchester Plastics Division.

                  Operations for the first nine months of 1995
                   compared to the first nine months of 1994

          Sales from continuing operations for the first nine months of 1995 were $635.5 million, compared to sales of $584.5 million from continuing operations for the same period of 1994, an increase of $51.0 million or 8.7%. All business segments reported improved sales, led by the Electro-mechanical Group, which increased $31.1 million or 12.4%. The Precision Instruments Group's sales increased $12.1 million or 5.6%, and the Industrial Materials Group's sales, which were restated for the May 1995 sale of the Microfoam Division, increased $7.8 million or 6.6%.

          Operating income from continuing operations for the first nine months of 1995 increased $10.4 million or 18.3% to $67.4 million, compared to $57.0 million for the same period of 1994. This increase reflects the overall higher sales volume, plus improved operating performance from realization of benefits from the restructuring programs in the Precision Instruments Group, which were initiated in 1993. Lower costs resulting from improved operating efficiencies also benefited the Industrial Materials Group.

          Other income for the first nine months of 1995 was $.8 million, a decrease of $2.5 million from the same period of 1994. The decrease during the current period results from reduced interest and other investment income. The lower interest income was due to lower levels of invested cash. Other income for the first nine months of 1994 included gains on asset sales.

          Income from continuing operations for the first nine months of 1995 was $32.9 million, or $.98 per share, compared to 1994 income of $27.5 million or $.73 per share from continuing operations, an increase in income of $5.4 million or 19.6%. Income from the discontinued Microfoam operations for the first nine months of 1995 was $.8 million, or $.02 per share, compared to income of $1.2 million, or $.03 per share for the same period of 1994. Results for the first nine months of 1995 also include an after-tax gain on the second quarter 1995 sale of the Microfoam Division of $10.4 million, or $.31 per share.

                                  AMETEK, INC.
                                  ------------

Results of Operations (cont'd)
---------------------

          Income before an extraordinary item in the first nine months of 1995 was $44.1 million, or $1.31 per share, compared to income of $28.7 million, or $.76 per share for the first nine months of 1994, before an extraordinary item and the cumulative effect of an accounting change. After an extraordinary charge for the write-off of deferred debt issuance costs of $2.7 million after-tax, or $.08 per share in the third quarter of 1995, net income for the first nine months of 1995 was $41.4 million, or $1.23 per share, compared to net income of $20.7 million, or $.55 per share for the same period of 1994, which included first quarter charges for an extraordinary loss of $11.8 million ($.31 per share) after-tax from the early repayment of debt and a $3.8 million ($.10 per share) after-tax gain from a required change in accounting for certain marketable securities.

          Electro-mechanical Group sales totaled $283.3 million in the first
          ------------------------
          nine months of 1995, an increase of $31.1 million or 12.4% from the same period of 1994, due to increased sales of electric motor products manufactured by the Company's domestic and Italian motor operations. Before foreign currency translation effects, which were not significant, the Italian operations reported a 28.9% increase in sales compared to the first nine months of 1994.

          Operating profit of this group increased $3.8 million or 11.4% to $37.4 million in the first nine months of 1995, primarily because of the higher sales volume. Higher material costs in the Italian operations are being moderated by increased sales prices and cost reduction programs implemented during 1995.

          In the Precision Instruments Group, sales in the first nine months of
                 ---------------------------
          1995 were $226.9 million, an increase of $12.1 million or 5.6% from the same period of 1994. The increase is largely due to the sales by the Dixson heavy vehicle instrumentation business purchased at the end of the first quarter of 1995. Higher sales of heavy truck instruments and process instruments were more than offset by lower sales of aerospace instruments.

          Group operating profit increased $2.8 million or 11.9% to $26.2 million for the first nine months of 1995. The group benefited from a profit contribution by Dixson, and from increased operating efficiencies in the aerospace business resulting from the restructuring activities and cost reduction programs initiated in prior years, as well as an improved product mix on process instrument sales.

          In the Industrial Materials Group, sales from continuing operations
                 --------------------------
          for the first nine months of 1995 increased $7.8 million or 6.6% to $125.3 million. All but one business in this group reported a sales increase, led by the Specialty Metal Division's metal powder business. Softness in residential water filtration markets has reduced the growth in sales by the filtration business.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

          Group operating profit from continuing operations for the first nine months of 1995 increased $3.8 million or 20.7% to $22.0 million, compared to $18.2 million in the same period of 1994. The profit increase was due to the increased sales volume, and to lower operating costs in the corrosion-resistant materials and plastic compounding businesses. The overall profit increase was suppressed somewhat by reduced operating performance in the water filtration business, caused in part by the limited sales growth.

                                  AMETEK, INC.
                                  ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

a)      Exhibits:

         Exhibit
         Number                         Description
         ------                         -----------

           4 Credit Agreement dated August 2, 1995, among the Company, Various Lending Institutions, Bank of Montreal, Corestates Bank, N.A., and PNC Bank, National Association, as Co-Agents, and The Chase Manhattan Bank, N.A., as Administrative Agent.

          4.1               First Amendment to Credit Agreement dated August
                            22, 1995.

          27                Financial Data Schedule *

                            *  Schedule submitted in electronic format only.

b) Reports on Form 8-K: For the quarter ended September 30, 1995, the Company filed a Current Report on Form 8-K dated August 22, 1995, under
       Item 5, Other Events, to report restated consolidated statements of income and information by business segment for the Company for each of the quarterly periods in the fiscal year ending December 31, 1994, and for the quarterly period ended March 31, 1995. The restated financial information presented the May 1995 sale of the Microfoam Division as discontinued operations.

                                  AMETEK, INC.
                                  ------------



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                AMETEK, INC.
                                  -------------------------------------------
                                                (Registrant)


                                  By /s/      Otto W. Richards
                                    -----------------------------------------
                                              Otto W. Richards
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)


November 13, 1995