Form 10-K
period 1995-12-31
AMETEK INC
filed 1996-03-22
CIK 6082

                               [CONFORMED COPY]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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


                                (610) 647-2121
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, was $539,708,622.

  The number of shares of common stock outstanding as of March 1, 1996, was 32,605,818.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders on April 23, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1995 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE(S)
                                                                        -------
                                    PART I
 Item 1.  Business...................................................     3-10
 Item 2.  Properties.................................................       10
 Item 3.  Legal Proceedings..........................................       10
 Item 4.  Submission of Matters to a Vote of Security Holders........       10

                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................       10
 Item 6.  Selected Financial Data....................................       11
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    12-18
 Item 8.  Financial Statements and Supplementary Data................    18-38
 Item 9.  Change in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................       38

                                   PART III
 Item 10. Directors and Executive Officers of the Registrant.........       39
 Item 11. Executive Compensation.....................................       39
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................       39
 Item 13. Certain Relationships and Related Transactions.............       39

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................       39
 Signatures...........................................................      40

                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  AMETEK, Inc. (AMETEK or the Company) was incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. and maintains its principal executive offices at Station Square, Paoli, Pennsylvania 19301.

  AMETEK is a leading global manufacturer of electrical and electro-mechanical products, and materials, engineered for niche markets. Operations are in the U.S., Europe, Asia, and Mexico, with one-third of sales to international markets. The Company has a significant market share for many of its products: the Electro-mechanical Group is the world's largest producer of electric motors and blowers for vacuum cleaners and floor care products; the Precision Instruments Group builds technologically advanced monitoring, sensing, calibration, and display devices for the aerospace, process, and heavy vehicle industries; and, the Industrial Materials Group uses plastics, metals, and fibers for a variety of consumer and industrial products. The Company has grown through a primary focus on the manufacturing of electronic, electro-mechanical and electrical products in which its technology or cost advantage leads to a significant share of one or more niche markets.

 Shareholder Value Enhancement Plan

  In November 1993, the Company completed a broad strategic review and announced the long-term Shareholder Value Enhancement Plan (Plan). The Company has increased profitability and growth (i) by capitalizing on the competitive advantages of the floor care, precision instruments, specialty metals, and water filtration businesses; by building on unique advantages in other businesses, and by extending core competencies into new products and markets;
(ii) by restructuring the Precision Instruments Group and by placing continued emphasis on cost control throughout the Company; (iii) by expanding internationally in the Pacific Rim and Europe; and by (iv) pursuing strategic acquisitions and divestments on a selective basis.

  In March 1995, the Company acquired the heavy vehicle instrumentation business of privately held Dixson, Inc. (Dixson). The Microfoam Division was divested in May 1995 with cash proceeds of about $37 million. In November 1995, AMETEK announced it was seeking to divest the Westchester Plastics Division.

  In addition to operational growth, the Company's Plan uses its historically strong cash flow to reduce debt and repurchase AMETEK common stock under Board authorizations totaling $175 million. The debt at November 1993 was refinanced with the proceeds of the March 1994 public issuance of $150 million principal amount of 9 3/4% senior notes, borrowings under a secured bank credit agreement, and available cash. The Plan also reduced the quarterly per share dividend rate on the Company's common stock from $.17 to $.06, and today continues 55 years of continuous dividend payments. As of December 31, 1995,
11.5 million AMETEK shares were repurchased for $158 million, which in combination with the dividend reduction, generates incremental after-tax cash flow of approximately $22 million per year.

  After the Company's refinancing in March 1994, early debt repayments and strong business performance led to an unsecured $195 million revolving credit agreement with a group of banks in August 1995. The new agreement includes lower interest rate spreads, reduced commitment fees, and increased operational flexibility. Early debt repayment continues to be a financial strategy that enhances financial strength, return on capital, and profitability.

  The Company also provided in 1993 for after-tax restructuring charges of $33.5 million, primarily to restructure Precision Instrument's U.S. Gauge and Aerospace divisions, with the remaining charges reflecting asset write-downs and other special charges against income. These and other actions improved the competitive position of the Precision Instruments Group and led both to a 70% increase in operating income to $29 million in 1994, compared to 1993; and to further increases in profitability in 1995.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

  Business segment and geographic information is shown on pages 35-37 of this report.

  The Company has expanded its international operations to capitalize on opportunities for growth. The expansion resulted from a combination of increasing levels of export sales of products manufactured in the United States, sales from overseas operations and strategic alliances.

  The Company's growth strategy includes international market expansion. International operations of the Company are subject to certain risks that are inherent in conducting business outside the United States, such as fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political, and regulatory policies of the countries in which business is conducted.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

  The Company classifies its operations into three principal business segments:
Electro-mechanical, Precision Instruments, and Industrial Materials. The business, products, and markets of each segment are described below:

ELECTRO-MECHANICAL GROUP

  The Company's Electro-mechanical Group (EMG) is a global supplier of fractional-horsepower electric motors and blowers to original equipment manufacturers (OEM) of vacuum cleaners and other floor care products. EMG also manufactures electric motors and blowers for applications in: heating, ventilating and cooling, lawn and garden care, medical products, and computer equipment.

  EMG has ten manufacturing locations: six in the United States, three in Italy, and one in Mexico. A lease for an additional manufacturing facility in Mexico was signed in January 1996. EMG employs approximately 2,700 people, of whom approximately 1,200 are covered by collective bargaining agreements. EMG produced approximately 23 million motor products in each of the past two years, and its plants are equipped with automated production lines designed to maximize manufacturing flexibility. EMG's economies of scale, high production volume, and technological resources provide its customers with cost competitive and custom-designed products for global markets. Almost 50% of sales are international. Through the Company's Singapore sales subsidiary and its Shanghai office, in addition to pursuit of strategic acquisitions and joint ventures, EMG has amplified its presence in the Pacific Rim.

 Floor Care Market and Product Line

  EMG has a major market share in floor care markets, through the sale of air-moving electric motors to most of the world's major floor care OEMs, including integrated OEMs that produce some of their own motors. The Group produces a full range of floor care products ranging from the hand held, canister, upright, and central vacuums for household use to more sophisticated vacuum products for commercial and industrial applications.

  In recent years, EMG has expanded its sales in the floor care industry by marketing products to vertically integrated vacuum cleaner manufacturers that outsource to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing EMG's motors, vacuum cleaner manufacturers can reduce the substantial capital expenditures they would otherwise make in their motor production to meet consumer demands. The consumer trend toward multiple floor care products in a residence increases the variety and frequency of investments by OEMs, which are striving to operate at economic volumes.

  In addition, EMG's new product development focuses on enhancing motor blower cost-performance through new applications and advances in power, efficiency, and quieter operation. EMG recently developed a 1,200-watt brushless motor blower for high-end floor care applications in commercial vacuum cleaners and central vacuum systems. Development and manufacture of the world lamination motor is expanding as EMG pursues new applications in Asia, the lawn and garden industry, and other high-volume applications.

  EMG is pursuing joint ventures to serve the Pacific Rim market and the market in Eastern Europe. It has a significant position in the European market for floor care products by virtue of production at both its Italian and U.S. operations. The motors produced in Italy are similar to those produced in the United States and capacity at the plants in Italy has been increased through product standardization, manufacturing integration and efficiency, and as improvement in labor flexibility. EMG's plants in Italy are producing electric motors for vacuum cleaner manufacturers throughout Western Europe and, to a more limited extent, in Eastern Europe where the Company is pursuing a manufacturing operation in the Czech Republic.

  Consistent with its strategy for long-term growth, EMG increased its unit production capacity for floor care products by approximately 50% over the past three years to meet anticipated customer demand for newer, more efficient motors over the next several years. This is being accomplished by adding substantial production capacity at the Graham, North Carolina facility, and at the Italian facilities.

 Technical Motor Market and Product Line

  EMG formed its Technical Motor Division to focus and expand its production of brushless DC and other motor blowers by capitalizing on its global market presence and technological expertise in floor care products. It is establishing a significant market position in customer applications with its brushless motor technology.

  Technical motors and blowers are used in furnaces, lawn tools, photocopiers, computer equipment, business machines, medical equipment, and evaporative cooling equipment. EMG's brushless motors, which are free of static charges, are increasingly popular in medical and other applications where flammability is a concern. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep-breathing disorders, air-mattress systems that help patients avoid bedsores, and systems to recover gasoline fumes at automotive fueling stations.

  Consistent with its strategy for long term growth, EMG recently increased its unit production capacity for technical motor products by approximately 25% to meet anticipated growth in customer demand with production at its Rock Creek, North Carolina plant. The Tijuana, Mexico facility was expanded to handle the requirements of customers for its evaporative cooler.

 Customers

  EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the Company's operations. Approximately 31% of EMG's sales for 1995 were made to its five largest customers.

PRECISION INSTRUMENTS GROUP

  The Precision Instruments Group (PI) serves three markets: aerospace, process industries, and heavy-duty vehicles; 24% of sales are international. Through its five operating divisions and 14 plants, PI employs approximately 2,500 people; about 700 are covered by collective bargaining agreements. PI's business strategy is to grow sales with new product development and expansion into Europe and Asia, as well as to optimize the benefits of its restructuring and reengineering.

 Aerospace Market and Product Line

  Approximately 35% of PI revenues are from the sale of aerospace products, including cockpit instruments/displays, engine sensors and monitoring systems, fuel/liquid sensors, thermocouple sensors, and signal cables for aircraft and aircraft engines. Such products are designed and manufactured to record, process, and display information for use by flight and ground crews. PI serves primarily all segments of the commercial aerospace industry, including business jets, commuter aircraft, and large jets; defense markets account for about 25% of aerospace sales. There are three customer categories: OEM airframe manufacturers, OEM jet engine producers, and repair and maintenance products and service. Aerospace products are designed to customer specifications and meet stringent operational and reliability requirements.

  PI's strategy in aerospace products is to operate in niche categories in which its products have a technological and/or cost advantage. PI believes that its extensive experience and technological expertise in aerospace, together with long-standing customer relationships with leading international manufacturers of commercial aircraft, provide it with a competitive advantage. PI was selected by Boeing to manufacture an engine vibration monitoring system and sensor system for Boeing's new 777 aircraft. Variations of that product are marketed to other aircraft and engine manufacturers. Strategic investment in new product development has resulted in orders for aircraft engine sensors, an active matrix liquid crystal display, and a business jet fuel quantity system.

  During the past few years, as a result of overall weakness in the aerospace industry due to industry consolidation and deregulation, PI sales to the military and commercial aircraft markets declined significantly. Beginning in 1993, PI aggressively reduced costs and restructured operations to increase profitability. In mid-1995, demand in the Aerospace market began to strengthen as a result of improved market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12-18 of this report.

 Process and Pressure Sensor Markets and Product Lines

  Approximately 49% of PI sales are to the process and pressure sensor markets. Constituting approximately 32% of these sales are process and analytical instruments which include gas, moisture, combustion and liquid analyzers; emission monitors; and process annunciators and control room displays. PI concentrates in the measurement and analysis portion of the process industry, which includes refining and petrochemical plants; power generation; specialty gas, water and waste treatment; natural gas distribution; and semiconductor manufacturing.

  The remainder of PI's sales to the pressure sensor market comprise a wide variety of pressure gauges, and products for industrial measurement, and calibration, devices that measure temperature, force, air, noise, and speed. The U.S. Gauge Division is a leader in the North American pressure sensor market. The general pressure sensor market has been adversely affected by competition from low cost offshore producers; PI has reduced costs and is refocusing its domestic manufacturing on more advanced pressure gauge applications. AMETEK has a 50% participation in a joint venture which manufactures low-cost pressure gauges in Taiwan and the People's Republic of China. The joint venture markets theses products only in the People's Republic of China and Taiwan. Separately, AMETEK is the exclusive marketer of these products for the remainder of the world.

  Market conditions in the U.S. have been soft due primarily to adverse conditions in the refining and petrochemical industry, accentuated by environmental regulations that reduced refinery and petrochemical plant construction and industry operating rates. PI is expanding into Europe and Asia where markets for the process industry are stronger due to industry economic conditions and new construction.

 Heavy Vehicle Market and Product Line

  Approximately 16% of PI sales were to the heavy vehicle market; PI is a leading domestic producer of electronic instrument panels and instruments for the U.S. heavy truck market in which the level of demand is expected to be below that of 1995. PI has grown in that market by working closely with heavy truck manufacturers to develop solid-state instruments that monitor engine efficiency and emissions. PI has expanded this product line into construction and agricultural equipment as well as international markets with similar products. In March 1995 the Company acquired for cash the heavy vehicle instrumentation business of privately held Dixson, Inc. The strategic acquisition of Dixson and its electronic instrumentation products has strengthened new product development, increased international sales and expanded sales into agricultural, construction, and other off-road vehicles.

 Customers

  The Precision Instruments Group is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the Group's operations. Approximately 25% of PI's 1995 sales were made to its five largest customers.

INDUSTRIAL MATERIALS GROUP

  The Industrial Materials Group (IMG) manufactures water filtration products, high-purity engineered metals, compounded plastics, and temperature-resistant fabrics in four divisions (respectively): Plymouth Products, Specialty Metal Products, Westchester Plastics, and Haveg. IMG employs approximately 1,000 people, of whom approximately 500 are covered by collective bargaining units. IMG's strategic focuses are to target niche markets by differentiating its products on the basis of quality, price, and service and, through new products and applications, to develop and exploit proprietary technologies and manufacturing processes. APIC/AFIMO, a French producer of filtration products, was acquired in November 1995 and operates as a part of the Plymouth Products Division.

 Water and Fluid Filtration Markets and Product Line

  The Plymouth Products Division (including AMETEK Filters Ltd. and APIC) produces water and fluid filtration products for residential, commercial, and industrial uses in the United States and 85 other countries. Plymouth Products sells its products in retail and wholesale markets. Plymouth has the broadest cartridge filter line of any company. It includes complete water filtration systems, special-purpose filter housings, and many different replacement cartridges. Plymouth's filter cartridges and housings are used in applications such as water filtration, food and beverage dispensing, and cosmetics and chemical production. Plymouth's point-of-use drinking water filters are used for the removal of objectionable taste and odor, hazardous chemicals, bacteria, and heavy metals. In addition, the Division produces filters, housings, and cartridges for plumbing professionals to serve their residential and commercial customers.

 Specialty Metals Markets and Product Line

  The Specialty Metal Products Division produces metal powder, and high-purity strip and wire from metal powder, and manufactures clad products with specific metallurgical properties. Products are used in the manufacture of appliances, electronic connectors, rechargeable batteries, and TV cathode ray tubes. Clad metals are used in gourmet cookware and chemical and pressure vessels. Metal matrix composites, a new product development, are used for thermal management in high-power electronic circuits.

 Temperature and Corrosion Resistant Materials and Other Products

  The Haveg Division manufactures products for high-temperature and highly corrosive environments. Haveg's products are made of silicas, phenolic resins, and Teflon (R) (a registered trademark of Du Pont). Product applications include protective welding curtains, as a textile replacement for asbestos, as a laminate for printed circuit boards, and in foundries to filter molten metal.

  The Westchester Plastics Division is the world's largest independent custom compounder of specialty resins and thermoplastics, including development of processing techniques that enhance properties such as fire retardance and adhesion. Markets include automotive parts, electronics, appliances, and telecommunications housings. In September 1995 the Company announced it was seeking bids from potential buyers of Westchester.

  In May 1995 the Company sold its Microfoam Division, a producer of low density polypropylene foam, for $37 million cash.

 Customers

  Although IMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on its operations, approximately 17% of IMG's sales for 1995 were made to its five largest customers.

MARKETING

  Generally, the Company's marketing efforts are organized and carried out at the Group and divisional levels.

  Given the similarity of EMG's many products, a significant market share worldwide, and the technical nature of its products, EMG conducts most of its domestic and international marketing activities through its direct sales force. The Group makes only limited use of sales agents in foreign countries with nominal sales activity.

  Because of their relatively diverse product lines, PI and IMG make significant use of distributors and sales agents in their marketing. With its specialized customer base of aircraft and jet engine manufacturers and airlines, PI's aerospace products and services are marketed primarily by its sales engineers.

COMPETITION

  Generally, most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are price, product features, distribution, quality, and service.

  For EMG, the primary competition in the United States floor care market is from a few competitors, each of which has a smaller market share but is part of a company that is larger and has greater resources than AMETEK. Additional competition could come from vertically integrated manufacturers of floor care products that produce their own motors and blowers. In Europe, competition comes from a small group of very large competitors and numerous small competitors.

  In the markets served by PI, the Company believes that it is one of the world's largest pressure gauge manufacturers and ranks among the top ten producers of certain measuring and control instruments in the United States. It is one of the leading instrument and sensor suppliers, with a focused product offering for commercial and military aviation. Competition is strong and could intensify for certain aerospace products. In the pressure gauge and heavy vehicle markets served by PI, only a limited number of companies compete on price and technology. In the process and analytical instrument markets, numerous companies in each market niche compete on the basis of product quality, performance, and innovation.

  Many of the products sold by IMG are made by only a few competitors, and competition is mainly from producers of substitute materials. Plymouth Products is one of the major suppliers of household water filtration systems, a market with numerous competitors. In the industrial and commercial filtration markets Plymouth Products serves, it does not have a major market share and faces competition from many sources. Specialty Metals comprises five niche product lines that have few competitors. The primary form of competition comes from competitive materials and processes. The Westchester Plastics Division is one of the nation's largest independent plastics compounders. Competition is from other independent toll compounders and from some customers that have similar in-house compounding capabilities.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

  The Company's approximate backlog of unfilled orders at the dates specified by business segment was as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                             1995  1994*  1993*
                                                            ------ ------ ------
                                                               (IN MILLIONS)
     Electro-mechanical.................................... $ 96.7 $111.3 $ 66.0
     Precision Instruments.................................  108.5  101.7  121.8
     Industrial Materials..................................   23.5   21.2   23.3
                                                            ------ ------ ------
         Total............................................. $228.7 $234.2 $211.1
                                                            ====== ====== ======

--------
* Restated for discontinued operations.

  Of the total backlog of unfilled orders at December 31, 1995, approximately 94% are expected to be shipped by December 31, 1996.

  The Company believes that neither its business as a whole nor any of its business segments is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

RAW MATERIALS

  The Company's business segments obtain raw materials and supplies from a variety of sources, and generally from more than one supplier. However, in the Industrial Materials segment, certain items are available only from a limited number of suppliers. The Company believes its sources and supply of raw materials are adequate for its needs.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

  The Company continues to be committed to appropriate research, product development and engineering activities designed to identify and develop potential new and improved products, and enhance existing products. Research, product development and engineering costs during the past three years were:
1995-$33.2 million, 1994-$32.8 million, and 1993-$31.0 million. Company-funded research and development costs included in total product development and engineering costs were: 1995-$16.0 million, and on a restated basis, 1994-$17.7 million, and 1993-$14.6 million. Product research and engineering activities are conducted by the various businesses of the Company in their respective technologies and markets.

ENVIRONMENTAL COMPLIANCE

  Information with respect to environmental compliance by the Company is set forth on page 18 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

PATENTS, LICENSES, AND TRADEMARKS

  The Company owns numerous unexpired United States patents, United States design patents, and foreign patents, including counterparts of its more important United States patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types and its products are marketed under various registered United States and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to any of its business segments. The annual royalties received or paid under license agreements are not significant to any single business segment or to the Company's overall operations.

EMPLOYEES

  At December 31, 1995, the Company employed approximately 6,300 individuals.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in any of its business segments. Customers generally are billed at normal trade terms with no extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2. PROPERTIES

  The Company has 33 operating plant facilities in 13 states and six foreign countries. Of these facilities, 25 are owned by the Company and 8 are leased. The properties owned by the Company consist of approximately 410 acres, of which approximately 3,288,000 square feet are under roof. Under lease is a total of approximately 511,000 square feet. The leases expire over a range of years from 1996 to 2009, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and China provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. Recently, the Company signed a lease for an additional manufacturing facility in Reynosa, Mexico. The Company also owns certain parcels of land that are pending sale. The Company's executive offices in Paoli, Pennsylvania, occupy approximately 32,000 square feet under a lease that will expire in 1997.

  The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                        NUMBER OF
                                     PLANT FACILITIES     SQUARE FEET UNDER ROOF
                                     ------------------   ------------------------
                                      OWNED     LEASED       OWNED       LEASED
                                     --------  --------   ------------ -----------
     Electro-mechanical.............         9         1     1,170,000     98,000
     Precision Instruments..........         9         5       959,000    387,000
     Industrial Materials...........         7         2     1,159,000     26,000
                                      --------  --------  ------------ ----------
         TOTAL......................        25         8     3,288,000    511,000
                                      ========  ========  ============ ==========

ITEM 3. LEGAL PROCEEDINGS

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Stock Exchange. On March 1, 1996, there were approximately 5,100 record holders of the Company's common stock.

  Market price and dividend information with respect to the Company's common stock are set forth on page 38 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA(/1/)

                                      1995           1994           1993             1992           1991
                                   -----------    -----------    -----------      -----------    -----------
                                   (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED OPERATING RESULTS
 Years Ended December 31
Net sales........................  $     837.5    $     774.7    $     701.8      $     738.7    $     685.2
Costs and expenses...............        748.2          699.4          703.1            662.1          619.3
                                   -----------    -----------    -----------      -----------    -----------
Operating income (loss)..........         89.3           75.3           (1.3)            76.6           65.9
Other (expense) income--net......        (20.0)         (17.5)         (11.3)           (12.5)         (13.9)
                                   -----------    -----------    -----------      -----------    -----------
Income (loss) from continuing
 operations before income taxes..         69.3           57.8          (12.6)            64.1           52.0
Provision for (benefit from)
 income taxes....................         25.5           21.2           (4.5)            21.3           14.2
                                   -----------    -----------    -----------      -----------    -----------
Income (loss) from continuing
 operations......................         43.8           36.6           (8.1)            42.8           37.8
Special items(/2/)...............          8.5           (5.6)            .8              1.6             .2
                                   -----------    -----------    -----------      -----------    -----------
Net income (loss)................  $      52.3    $      31.0    $      (7.3)     $      44.4    $      38.0
                                   ===========    ===========    ===========      ===========    ===========
Earnings per share:
 Income (loss) from continuing
  operations.....................  $      1.31    $       .99    $      (.18)     $       .97    $       .86
 Special items(/2/)..............          .25           (.15)           .01              .04            .01
                                   -----------    -----------    -----------      -----------    -----------
 Net income (loss)...............  $      1.56    $       .84    $      (.17)     $      1.01    $       .87
                                   ===========    ===========    ===========      ===========    ===========
Dividends declared and paid per
 share...........................  $       .24    $       .24    $       .57      $       .68    $       .66
                                   ===========    ===========    ===========      ===========    ===========
CONSOLIDATED FINANCIAL POSITION
 at December 31
Working capital from continuing
 operations......................  $      38.7    $      80.5    $     143.1      $     194.0    $     178.4
Property, plant and equipment,
 net.............................        176.8          164.3          165.9            166.3          172.3
Net assets of discontinued and
 spun-off operations.............          --            10.6           19.0             19.7           22.9
Intangibles, investments and
 other assets....................        100.6           72.9           75.8             89.2           98.8
                                   -----------    -----------    -----------      -----------    -----------
 Total...........................        316.1          328.3          403.8            469.2          472.4
Long-term debt...................        150.4          190.3          172.4            187.2          204.8
Deferred income taxes and
 credits.........................         31.9           26.1           25.9             40.2           33.9
Other long-term liabilities......         46.7           38.7           40.2             31.5           22.2
                                   -----------    -----------    -----------      -----------    -----------
Stockholders' equity.............  $      87.1    $      73.2    $     165.3      $     210.3    $     211.5
                                   ===========    ===========    ===========      ===========    ===========
Additional Financial Data
 Financial Ratios:
  Return on beginning--Capital...         23.6%          12.7%           1.0%            13.3%          12.1%
         --Stockholders' equity..         71.4%          18.8%          (3.5)%           21.0%          19.0%
  Return on net sales............          6.2%           4.0%          (1.0)%            6.0%           5.5%
  Total debt as a percentage of
   capitalization................         70.4%          73.4%          53.1%            49.6%          51.1%
  Ratio of EBITDA to interest
   expense(/3/)..................          5.8            4.9            5.0              5.6            4.5
  Ratio of debt to EBITDA(/3/)...          1.7            1.8            2.1              1.8            2.2
  Ratio of earnings to fixed
   charges.......................          4.0            3.3            -- (/4/)         3.9            3.2
OTHER DATA
 FOR THE YEAR:
 Capital expenditures............  $      31.7    $      22.8    $      35.8      $      23.8    $      18.4
 Depreciation and amortization...  $      34.5    $      35.5    $      33.7      $      34.6    $      34.0
 EBITDA(/3/).....................  $     123.7    $     113.1    $      88.8      $     112.4    $     100.7
 Research and development
  expenses.......................  $      16.0    $      17.7    $      14.6      $      14.1    $      11.4
 Sales per employee (in
  thousands).....................  $     135.4    $     131.0    $     118.6      $     123.2    $     115.4
 Common stock trading range:
  High...........................          19 1/2         18 3/4         17 1/2           18 1/8          14
  Low............................          15 3/4         11 5/8         10 5/8           13 1/8          8 1/2
 AT YEAR END:
 Number of shares outstanding....         32.9           34.7           43.6             44.2           44.0
 Stockholders' equity per share..  $      2.65    $      2.11    $      3.79      $      4.76    $      4.81
 Total assets....................  $     526.7    $     494.2    $     556.1      $     596.6    $     606.8
 Number of stockholders of
  record.........................        5,156          5,952          6,509            7,227          7,486
 Number of employees.............        6,300          6,000          5,800            6,000          6,000

--------
(1) Years prior to 1995 have been restated for operations discontinued in May 1995.
(2) Special items in 1995 includes a $10.4 million ($.31 per share) gain from the sale of a discontinued operation and a $2.7 million ($.08 per share) after-tax loss related to debt agreements. Amounts in 1994 includes $11.8 million ($.32 per share) after-tax loss on the early extinguishment of debt, and an after-tax gain of $3.8 million ($.11 per share) from the effect of a change in accounting for certain marketable securities.
(3) EBITDA represents income from continuing operations before interest, taxes, depreciation and amortization, amortization of deferred financing costs, and nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity.
(4) Earnings from continuing operations in 1993 were insufficient to cover fixed charges by approximately $13.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 18 of this report.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

 Results of Operations

  For 1995, the Company achieved record sales and earnings. Sales were a record $837.5 million for 1995, an increase of $62.8 million or 8.1% from the 1994 total of $774.7 million, which was also a record at that time. Sales and other amounts for years prior to 1995 have been restated for the May 1995 sale of the Microfoam Division, which is reported in the accompanying financial statements as discontinued operations. All business segments reported increased sales, led by the Electro-mechanical Group, whose introduction of new products and entry into emerging markets benefited 1995. Softness in the U.S. floor care markets experienced in the second half of 1995 reduced domestic sales growth. The Precision Instruments Group 1995 sales increased largely due to the Company's acquisition of the heavy-vehicle instrumentation business of privately held Dixson, Inc. in late March 1995. In 1995, the Industrial Materials Group continued to benefit from improved business conditions in many of its markets, resulting in increased sales led by the Company's metal powder business. Sales by all business segments to foreign markets totaled $281.3 million in 1995 compared to $237.7 million in 1994, an increase of 18.3%. Export shipments from the United States in 1995 continued to increase, reaching $139.1 million compared to $116.2 million in 1994, an increase of 19.7%.

  New orders during 1995 were $832.0 million, compared to $797.8 million for 1994, an increase of $34.2 million or 4.3%. The backlog of orders was $228.7 million at year end 1995, a decrease of 2.4% from the end of 1994. Business segment operating profit was $111.4 million in 1995 compared to $98.6 million in 1994, an increase of 12.9%. The increase in profits was due to the higher sales volume and the successful implementation of cost reduction programs in the Precision Instruments and Industrial Materials Groups. The Precision Instruments Group also benefited from the restructuring of the aerospace business, which was initiated in 1993. Lower operating costs in the temperature and corrosion-resistant materials and plastic compounding businesses enhanced the profitability of the Industrial Materials Group.

  Corporate administrative and other expenses were $22.1 million in 1995, slightly lower than the $23.4 million incurred in 1994. Operating income reached a record $89.3 million in 1995, an increase of $14.0 million or 19% over 1994. Interest and other expenses, net were $20.0 million in 1995 compared to $17.5 million in 1994, an increase of $2.5 million. The increase in net expenses reflects lower interest expenses during 1995 due to lower effective interest rates on debt outstanding during the year, but it was more than offset by lower interest and other investment income.

  The effective tax rate was approximately 37% for both 1995 and 1994. Both years reflect a lower net state tax provision, and the 1995 rate included foreign tax benefits related to certain capital investments.

  Income from continuing operations in 1995 was $43.8 million, or $1.31 per share, compared to $36.6 million, or $.99 per share in 1994, an improvement of 19.5%. Income from discontinued operations was $.8 million, or $.02 per share in 1995, compared to $2.4 million, or $.06 per share in 1994. Results in 1995 also included an after-tax gain of $10.4 million ($.31 per share), due to the sale of the Microfoam Division in the second quarter of 1995.

  Income before extraordinary items was $55.0 million, or $1.64 per share in 1995, and $39.0 million, or $1.05 per share in 1994, an income improvement of $16.0 million or 41%. After an extraordinary after-tax charge in the third quarter of 1995 for the write-off of deferred debt issuance costs of $2.7 million, or $.08 per share, net income for 1995 was $52.3 million, or $1.56 per share, compared to 1994 net income of $31.0 million, or $.84 per share. Net income for 1994 included a first quarter after-tax charge for an extraordinary loss of $11.8 million ($.32 per share) due to the early extinguishment of debt, and a $3.8 million ($.11 per share) after-tax gain due to a change in accounting for certain marketable securities.

  The weighted average shares outstanding during 1995 was 33.4 million shares, compared to the average of 37.1 million shares for 1994, a reduction of 3.7 million shares or 10%. The reduced number of shares in 1995 resulted from the repurchase and retirement of shares under the Company's ongoing share repurchase program, which began in March 1994. Shares outstanding at December 31, 1995 and 1994 were 32.9 million shares and 34.7 million shares, respectively.

 Business Segment Results

                                              YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                               1995      1994      1993
                                             --------  --------  --------
                                               (DOLLARS IN THOUSANDS)
NET SALES:(/1/)
  Electro-mechanical........................ $372,038  $340,358  $280,732
  Precision Instruments.....................  301,440   280,638   275,351
  Industrial Materials......................  164,012   153,742   145,707
                                             --------  --------  --------
    Total net sales......................... $837,490  $774,738  $701,790
                                             ========  ========  ========
INCOME (LOSS):
Segment operating profit:(/2/)
  Electro-mechanical........................ $ 48,858  $ 46,203  $ 35,018
  Precision Instruments.....................   34,803    29,189   (30,643)(/3/)
  Industrial Materials......................   27,741    23,251    16,920 (/4/)
                                             --------  --------  --------
    Total segment operating profit..........  111,402    98,643    21,295
  Corporate administrative and other
   expenses.................................  (22,104)  (23,351)  (22,587)
                                             --------  --------  --------
    Consolidated operating income (loss)....   89,298    75,292    (1,292)
  Interest and other expenses, net..........  (20,041)  (17,529)  (11,269)
                                             --------  --------  --------
    Consolidated income (loss) from
     continuing operations before income
     taxes.................................. $ 69,257  $ 57,763  $(12,561)
                                             ========  ========  ========

--------
(1) After elimination of intra and intersegment sales, which are not significant in amount.
(2) Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
(3) Reflects charges of $47.8 million primarily for resizing and restructuring activities, principally workforce reductions, asset write-downs, relocation of product lines, and the overall consolidation of the Company's aerospace operations.
(4) Reflects charge of $3.9 million primarily for asset write-downs.

  The ELECTRO-MECHANICAL GROUP'S sales increased $31.7 million or 9.3% to $372.0 million, primarily due to increased market share, introduction of new products, and the 1994 completion of capacity expansion programs at the two plants in North Carolina. Sales for 1995 from the Company's Italian operations increased 25.6% before currency translation effects, which were minimal. However, softness in the U.S. floor care markets experienced in the second half of 1995 limited domestic sales growth. Operating profit of the Group increased 5.7% to $48.8 million in 1995 due primarily to the increase in sales volume. The Group's profit margin in 1995 was 13.1% compared to 13.6% in 1994. Higher material costs primarily in the Italian operations exceeded modest price increases and cost reductions, which reduced Group profitability. This condition is being moderated by additional cost saving activities.

  PRECISION INSTRUMENTS GROUP sales in 1995 were $301.4 million, an increase of $20.8 million or 7.4% from 1994. The increase is largely due to increased sales of heavy-vehicle instruments, resulting from the acquisition of the Dixson business at the end of the first quarter of 1995. An expected market downturn started to affect fourth-quarter 1995 shipments of heavy-truck instruments, which is expected to be alleviated somewhat by improving sales of commercial aerospace products. Sales of process instruments also increased in 1995; however, this increase was mostly offset by lower first half sales of aerospace instruments. Group operating profit in 1995 increased 19.2% to $34.8 million, compared to $29.2 million in 1994. A profit contribution by Dixson, a manufacturing joint venture in Asia, and increased operating efficiencies in the aerospace business resulting from the restructuring activities, along with benefits from cost reduction programs initiated in prior years, accounted for the improved operating results. The cost savings being realized from the restructuring of the Group are expected to continue.

  INDUSTRIAL MATERIALS GROUP sales from continuing operations were $164.0 million in 1995, an increase of $10.3 million or 6.7% from 1994, due primarily to higher sales by the Company's metal powder business. Sales growth of water filtration products, which had been strong in prior years, was reduced due to softness in the U.S. retail market segment. Group operating profit in 1995 increased $4.5 million or 19.3% to $27.7 million. The increase in profitability was due in part to the higher sales volume, but mostly to cost reduction programs and improved operating efficiencies in the Company's temperature and corrosion-resistant materials business. The plastic compounding business benefited primarily from a third quarter 1995 cost recovery from an insurance settlement. The overall profit increase was offset somewhat by reduced performance by the water filtration business. In May 1995 the Microfoam Division was sold, and in September 1995, the Company announced it was seeking bids for the sale of its Westchester Plastics Division. The Company expects positive financial results from the sale of that business, which is expected to be completed by mid-1996. In November 1995, APIC/AFIMO, a French producer of filtration products, was acquired and added to the Group. The acquisition had no significant effect on the Group's results for 1995.

YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1993

 Results of Operations

  Sales from continuing operations for 1994 were a record $774.7 million, an increase of $72.9 million or 10.4% from 1993. All business segments reported improved sales, led by the Electro-mechanical Group, where increased worldwide demand for electric motor products manufactured by the Company's United States and Italian operations resulted in a significant sales increase by these businesses in 1994. The Precision Instruments Group's 1994 sales increased due to improved demand for heavy-truck instruments, offset somewhat by lower sales of aerospace instruments. The Industrial Materials Group benefited from improved business conditions in many of its markets, resulting in increased sales by most of the businesses in the Group. Sales by all business segments to foreign markets totaled $237.7 million in 1994 compared to $202.7 million in 1993, an increase of 17.3%. Export shipments from the United States in 1994 were $116.2 million, compared to $105.4 million in 1993, an increase of 10.2%.

  New orders during 1994 totaled $797.8 million, an increase of $124.8 million or 18.5% from 1993, reflecting the overall increases in demand mentioned above. The backlog of orders was $234.2 million at year-end, an increase of 10.9% from $211.1 million at the end of 1993.

  Business segment operating profit was $98.6 million in 1994, compared to $73.4 million in 1993, an increase of 34.4% before 1993 restructuring and other unusual operating charges. The increase in profits was due to the higher sales volume, and improved operating efficiencies in the Precision Instruments Group, due primarily to the realization of significant cost savings that resulted from the restructuring activities initiated in 1993. After reflecting the restructuring and other unusual charges, business segment operating profit for 1993 was $21.3 million.

  Corporate administrative and other expenses were $23.4 million in 1994, up slightly from $22.6 million in 1993. Net interest and other expenses increased $6.2 million, due primarily to increased interest expense and higher amortization of debt issuance costs, both associated with the new debt agreements entered into by the Company in March 1994. Interest income was lower in 1994, resulting from a decrease in average invested cash during the year as the Company made substantial early debt repayments and repaid revolving credit loans in the third and fourth quarters of the year.

  The effective tax rate for 1994 was 36.6% and reflected favorable state income tax adjustments recorded in the third and fourth quarters, related primarily to prior tax years. The effective rate of income tax benefit for 1993 was 35.6% and reflected the 1993 increase in the U.S. federal statutory rate from 34% to 35%. The 1993 U.S. income tax benefit was reduced somewhat by a tax provision on foreign pretax earnings.

  Income from continuing operations in 1994 was $36.6 million, or $.99 per share, compared to $25.4 million, or $.59 per share in 1993 before restructuring and other unusual charges. Income from discontinued operations in 1994 was $2.4 million, or $.06 per share, compared to $.8 million, or $.01 per share in 1993. Income before an extraordinary charge and a gain from the cumulative effect of an accounting change in 1994 was $39.0 million, or $1.05 per share, compared with 1993, when earnings before restructuring and other unusual charges were $26.2 million, or $.60 per share, an improvement of 49.0%.

  After an extraordinary loss of $11.8 million, net of taxes, or $.32 per share, from the early extinguishment of debt, and a $3.8 million after-tax gain ($.11 per share) due to a required change in accounting for certain marketable securities, both occurring in the first quarter of 1994, net income for 1994 was $31.0 million or $.84 per share. This compares to a net loss of $7.3 million or $.17 per share for 1993, which included a $.77 per share charge for resizing, restructuring, and other unusual charges.

  Operating profit by business segment in the fourth quarter of 1994 increased by $6.1 million, or 35.3% to $23.5 million compared to the 1993 fourth quarter profit of $17.4 million before $43.8 million of pretax unusual charges; all business segments reflected an increase in fourth quarter operating profit. Income from continuing operations for the fourth quarter of 1994 was $9.1 million, or $.26 per share on sales of $190.2 million, compared to income from continuing operations of $6.7 million or $.15 per share on sales of $174.7 million for the fourth quarter of 1993 before unusual charges. Income from discontinued operations for the fourth quarter of 1994 was $1.2 million, or $.04 per share, compared to $.3 million, or $.01 per share in the fourth quarter of 1993. Net income for the fourth quarter of 1994 was $10.3 million, or $.30 per share, compared to a fourth quarter 1993 net loss of $21.6 million, or $.50 per share, after reflecting charges of $28.6 million, or $.66 per share, net of taxes, for restructuring and other unusual items.

  The weighted average shares outstanding during 1994 was 37.1 million shares, compared to the average of 43.9 million shares for 1993, a reduction of 15.4%. The net reduction in the average number of shares outstanding in 1994 results from the repurchase and retirement of 9.2 million shares under the Company's share repurchase program, which began in March 1994.

 Business Segment Results

  The ELECTRO-MECHANICAL GROUP'S sales increased $59.6 million or 21.2% to $340.4 million primarily due to increased market share and improved worldwide demand for electric motor products manufactured by the Group. Domestic sales increased $28.5 million or 18.3%, and international sales improved $31.2 million or 24.9% over 1993. Operating profit of the Group increased 31.9% to $46.2 million in 1994, due to the increase in sales volume and improved operating margins, primarily by the Italian motor businesses. Italian operations reported a 29.1% increase in sales in 1994, and operating profit grew by 82.7% with minimal currency translation effects. Capacity expansions at the two plants in North Carolina were substantially completed in 1994, providing for potentially higher sales and increased efficiency.

  PRECISION INSTRUMENTS GROUP sales in 1994 were $280.6 million, an increase of $5.3 million or 1.9% from 1993. Higher sales of heavy-truck instruments were significantly reduced by lower sales of aerospace and process measuring instruments caused by the continuing overall weakness in those markets. Group operating profit in 1994 increased sharply to $29.2 million, compared to $17.1 million in 1993, before the 1993 restructuring and other unusual operating charges of $47.8 million. The increased profitability was due primarily to realized cost savings from successful implementation of the restructuring program initiated in 1993. The cost savings from the restructuring program resulted from relocation of aerospace manufacturing operations and facilities combination, as well as selected workforce reductions (including certain pension-related costs) and production efficiencies. The cost savings realized from the restructuring program were ahead of plan for 1994 and are continuing.

  Under the restructuring program, the Group was experiencing a delay in the timing of certain planned workforce reductions, due to a one-year extension of the labor contract at a facility in Sellersville, PA to September 1995. Except for that delay, the restructuring program was on schedule and was still expected to be fully implemented as planned. In February 1995, the Company announced it had reached an agreement in principle to acquire, for cash, the heavy-vehicle instrumentation business of privately owned Dixson, Inc. Upon completion of the acquisition, estimated for the second quarter of 1995, that business was included in the Precision Instruments Group.

  INDUSTRIAL MATERIALS GROUP sales from continuing operations were $153.7 million in 1994, an increase of $8.0 million or 5.5% from 1993 due to general improvements in most of the markets served by the Group. All but one business in the Group reported 1994 sales increases. Group operating profit in 1994 increased $2.4 million or 11.4% to $23.2 million, before reflecting 1993 restructuring charges of $3.9 million. The increase in profitability was attributable mainly to improved operating efficiencies in the Group, despite significant increases in raw material costs experienced by the specialty metal business. The higher sales volume also contributed to the profit improvement, due in part to a cyclical rebound by the plastics compounding business.

  In November 1994, the Company announced it intended to sell its Microfoam packaging division, which was part of the Group. The Company expected positive financial results from the sale of this business, which was planned to be completed in the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  Working capital at December 31, 1995 amounted to $38.7 million, a decrease of $41.9 million from continuing operations at December 31, 1994, largely due to additional short-term borrowings, which were used in part to fund non-working-capital requirements. During 1995, the Company purchased two businesses for cash and invested in a joint venture. Cash expenditures for the repurchase of shares of the Company's common stock were also incurred in 1995. In connection with the execution of a new unsecured bank credit agreement in August 1995, short-term borrowings were partially used to repay long-term debt outstanding under the previous bank credit agreement. In May 1995, the Company received proceeds from the sale of the Microfoam Division that were used to repay debt and to fund other operating requirements. Partly offsetting these items were increases in receivables and inventories, due to the higher level of business activity in 1995.

  The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations was $123.7 million in 1995, compared to $113.1 million in 1994.

  Cash provided by the Company's continuing operations totaled $68.0 million in 1995 compared to $106.9 million in 1994, a net decrease of $39.0 million. The net decrease reflects the absence in 1995 of cash inflow from the sale of marketable securities in a trading portfolio which totaled $31.6 million in 1994. Also, included in 1995 is higher net cash requirements to fund operating working capital needs (primarily the funding of 1993 restructuring accruals), and other operating activities. Discontinued operations used cash of $2.6 million in 1995, whereas such operations provided cash of $7.6 million in 1994. These items resulted in cash provided by all operating activities reaching $65.4 million in 1995, compared to $114.6 million in 1994.

  Total 1995 charges against reserves for restructuring and other unusual items amounted to $13.0 million, compared to $10.9 million in 1994. The charges were primarily for cash, and did not significantly affect the Company's liquidity. Charges in 1995 were primarily for the relocation of aerospace operations, facilities combination, and workforce reductions, which required cash outlays, and for the write-off of certain assets, which did not require the use of cash. In August 1995, a new five-year labor agreement was reached with the union at the Sellersville, PA plant. The new contract is expected to result in improved cost competitiveness at the plant and will facilitate the restructuring program. In 1996, the Company expects to incur additional restructuring-related cash and noncash charges against these reserves and anticipates completion of the restructuring program in 1997 as planned except for certain pension-related aspects of the program. When the restructuring program is completed, it is anticipated that the benefits, which have already been substantial, will more than offset the required cash expenditures under the plan over time.

  Cash used for investing activities totaled $28.7 million in 1995, compared to cash used totaling $9.9 million in 1994, an increase of $18.8 million. Cash expenditures in 1995 included the acquisition of two businesses and an investment in a joint venture, requiring a total cash outlay of $44.0 million. Capital expenditures increased $8.9 million in 1995 to $31.7 million. Partly offsetting these higher cash outlays was $47.4 million in cash proceeds, received primarily from the sale of the Microfoam Division and from sales of other assets in 1995. Investing activities in 1994 included $13.1 million in net proceeds from the sale of investment assets.

  Financing activities used cash totaling $36.9 million in 1995, compared to $137.9 million in 1994. During 1995, the Company received net proceeds totaling $54.5 million from short-term borrowings, and it repaid $50.0 million in term loans, of which $5 million was required. The remaining $45 million represented an early repayment of term loans outstanding under the Company's previous bank credit agreement.

  On August 2, 1995, the previous secured bank credit facility was replaced by a new five-year unsecured bank credit agreement. The new credit facility provides up to $195 million in revolving credit loans, with scheduled reductions in the total facility to $150 million by August 1999. The new credit agreement provides the Company with enhanced operating flexibility and with certain performance incentives that, when met, will lower interest rates and reduce commitment fees. As a result of the new agreement, and the repayment of the prior term loans, the Company recorded a noncash after-tax extraordinary charge of $2.7 million, or $.08 per share in the third quarter of 1995, for the write-off of debt issuance costs related to the previous bank credit agreement.

  Additionally in 1995, cash expended for financing activities included $39.6 million for the repurchase of 2.3 million shares of the Company's common stock and for the funding of $8.0 million in dividends, offset somewhat by proceeds of $6.3 million from stock option transactions. Financing activities in 1994 included (a) the proceeds from the sale of $150 million of 9 3/4% senior public notes, (b) borrowings of $156 million under the Company's previously existing bank credit agreement, (c) early repayment of $185.4 million of debt,
(d) repayment of $107.1 million which was borrowed in the last nine months of 1994, and (e) repurchase of 9.2 million shares of the Company's common stock at a total cost of $118.8 million. Since the beginning of the stock repurchase program in March 1994 a total of 11.5 million shares have been acquired as of December 31, 1995, at a total cost of $158.5 million under a total authorization of $175 million.

  The restructuring and refinancing of the Company in 1994 resulted in a more highly leveraged capital structure, as debt outstanding rose modestly and equity decreased more significantly from repurchase of the Company's common stock. However, management believes it has taken steps to ensure the Company has sufficient financial flexibility to meet its future needs. In addition to its historically strong operational cash flow, the Company had 74% of its $195 million revolving credit facility, available at December 31, 1995. The Company's subsidiaries also had unused foreign lines of credit with European banks totaling approximately $15 million at December 31, 1995.

  As a result of all 1995 cash flow activities, cash and cash equivalents at December 31, 1995 totaled $7.0 million, essentially unchanged from $7.2 million at December 31, 1994. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

INTERNAL REINVESTMENT

 Capital Expenditures

  Capital expenditures were $31.7 million in 1995, compared to $22.8 million in 1994, or an increase of $8.9 million or 39.3%. Most of the 1995 and 1994 expenditures were for additional manufacturing equipment to increase production efficiencies, and to provide expanded production capacity, primarily in the Electro-mechanical Group. A portion of the 1994 expenditures were for the completion of a plant expansion in the Industrial Materials Group. The Company expects to increase its capital spending in 1996 significantly above 1995 levels, with continued emphasis on investment in the Electro-mechanical Group.

 Product Development and Engineering

  Product development and engineering expenses in 1995 totaled $33.2 million compared to $32.8 million in 1994, and $31.0 million in 1993. These amounts include expenses for research and development of $16.0 million in 1995, $17.7 million in 1994, and $14.6 million in 1993. Such expenditures were directed toward the development of new products and processes, and improvement of existing products and processes.

ENVIRONMENTAL MATTERS

  The Company is subject to environmental laws and regulations, as well as stringent cleanup requirements, and has also been named a potentially responsible party at several sites which are the subject of government mandated cleanups. Provisions for environmental cleanup at these sites and other sites were approximately $2.4 million in 1995, $1.6 million in 1994, and $4.9 million in 1993.

  It is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, but the Company believes that, based on past experience and current evaluations, the outcome of these actions are not likely to have a material adverse effect on future results of operations, financial position, or cash flows of the Company.

IMPACT OF INFLATION

  The Company attempts to minimize the impact of inflation through cost reduction programs and by improving productivity. In addition, the Company uses the LIFO method of accounting for inventories (whereby the cost of products sold approximates current costs), and therefore, the impact of inflation is substantially reflected in operating costs. In general, the Company believes programs are in place that are designed to monitor the impact of inflation and to take necessary steps to minimize inflation's effect on operations.

OUTLOOK

  The Company is subject to economic uncertainties in its worldwide markets. However, management believes the Company's continued expansion of its global businesses, operational restructuring, and historically strong cash flow combine to position the Company to deal effectively with those uncertainties. The Company believes 1996 will provide opportunities to continue the growth trends established in 1994 and 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           PAGE
                                                                           ----
   INDEX TO FINANCIAL STATEMENTS (ITEM 14(A) 1)
   Report of Independent Auditors........................................   19
   Consolidated Statement of Income for the years ended December 31,
    1995, 1994, and 1993.................................................   20
   Consolidated Balance Sheet at December 31, 1995 and 1994..............   21
   Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1995, 1994, and 1993....................................   22
   Consolidated Statement of Cash Flows for the years ended December 31,
    1995, 1994, and 1993.................................................   23
   Notes to the Consolidated Financial Statements........................   24

  FINANCIAL STATEMENT SCHEDULES (ITEM 14(A) 2)

  Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

  We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for marketable securities.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 23, 1996

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995      1994(A)     1993(A)
                                             ----------  ----------  ----------
Net sales..................................  $  837,490  $  774,738  $  701,790
                                             ----------  ----------  ----------
Expenses:
  Cost of sales (excluding depreciation)...     647,008     600,290     563,059
  Selling, general and administrative......      74,790      70,980      68,840
  Depreciation.............................      26,394      28,176      26,094
  Resizing and restructuring charges.......         --          --       45,089
                                             ----------  ----------  ----------
    Total expenses.........................     748,192     699,446     703,082
                                             ----------  ----------  ----------
Operating income (loss)....................      89,298      75,292      (1,292)
Other income (expenses):
  Interest expense.........................     (20,175)    (21,618)    (17,603)
  Other, net...............................         134       4,089       6,334
                                             ----------  ----------  ----------
Income (loss) from continuing operations
 before income taxes.......................      69,257      57,763     (12,561)
Provision for (benefit from) income taxes..      25,500      21,144      (4,472)
                                             ----------  ----------  ----------
Income (loss) from continuing operations...      43,757      36,619      (8,089)
Discontinued operations, net of taxes:
  Income from discontinued operations......         779       2,372         757
  Gain on sale of discontinued operations..      10,420         --          --
                                             ----------  ----------  ----------
Income (loss) before extraordinary items
 and cumulative effect of accounting
 change....................................      54,956      38,991      (7,332)
Extraordinary loss on early extinguishment
 of debt, net of taxes.....................      (2,676)    (11,810)        --
Cumulative effect of accounting change for
 marketable securities, net of taxes.......         --        3,819         --
                                             ----------  ----------  ----------
Net income (loss)..........................  $   52,280  $   31,000  $   (7,332)
                                             ==========  ==========  ==========
Earnings (loss) per share:
  Income (loss) from continuing
   operations..............................  $     1.31  $      .99  $     (.18)
  Discontinued operations:
    Income from discontinued operations....         .02         .06         .01
    Gain on sale of discontinued
     operations............................         .31         --          --
                                             ----------  ----------  ----------
  Income (loss) before extraordinary items
   and cumulative effect of accounting
   change..................................        1.64        1.05        (.17)
  Extraordinary loss on early
   extinguishment of debt..................        (.08)       (.32)        --
  Cumulative effect of accounting change...         --          .11         --
                                             ----------  ----------  ----------
  Net income (loss)........................  $     1.56  $      .84  $     (.17)
                                             ==========  ==========  ==========
Average common shares outstanding..........  33,426,436  37,125,569  43,901,767
                                             ==========  ==========  ==========

--------
(a) Restated for discontinued operations.

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995    1994(A)
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  7,011  $  7,245
  Marketable securities....................................    5,694    10,480
  Receivables, less allowance for possible losses..........  118,782   110,927
  Inventories..............................................  101,515    98,689
  Deferred income taxes....................................   11,825    12,637
  Net assets of discontinued operations....................      --     10,583
  Other current assets.....................................    4,518     6,417
                                                            --------  --------
    Total current assets...................................  249,345   256,978
Property, plant and equipment, net.........................  176,838   164,285
Intangibles, investments and other assets..................  100,562    72,924
                                                            --------  --------
                                                            $526,745  $494,187
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
   debt.................................................... $ 56,374  $ 11,821
  Accounts payable.........................................   76,569    72,815
  Income taxes payable.....................................    9,177     9,296
  Accrued liabilities......................................   68,556    71,938
                                                            --------  --------
    Total current liabilities..............................  210,676   165,870
Long-term debt.............................................  150,430   190,336
Deferred income taxes......................................   31,927    26,088
Other long-term liabilities................................   46,653    38,713
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized: 5,000,000
   shares; none issued.....................................      --        --
  Common stock, $.01 par value; authorized: 100,000,000
   shares;
   issued: 1995--34,906,717 shares; 1994--37,193,217
   shares..................................................      349       372
  Capital in excess of par.................................      783     7,382
  Retained earnings........................................  124,503   111,150
                                                            --------  --------
                                                             125,635   118,904
  Net unrealized losses....................................  (18,691)  (21,222)
  Less: Cost of shares held in treasury: 1995--2,049,194
   shares; 1994--2,486,057 shares..........................  (19,885)  (24,502)
                                                            --------  --------
    Total stockholders' equity.............................   87,059    73,180
                                                            --------  --------
                                                            $526,745  $494,187
                                                            ========  ========

--------
(a) Restated for discontinued operations.

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
CAPITAL STOCK
 Preferred Stock................................... $   --   $   --   $    --
                                                    -------  -------  --------
 Common Stock, $.01 par value ($1.00 par value--
  1993),
  Balance at the beginning of the year.............     372   46,414    46,414
  Common stock retirement..........................     (23)  (6,988)      --
  Reduction in par value from $1.00 per share to
   $.01 per share..................................     --   (39,054)      --
                                                    -------  -------  --------
    Balance at the end of the year.................     349      372    46,414
                                                    -------  -------  --------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the year.............   7,382    6,389     5,679
  Employee stock options and savings plan..........   2,093      976       571
  Reduction in par value of common stock...........     --    39,054       --
  Common stock retirement..........................  (8,661) (39,607)      --
  Other............................................     (31)     570       139
                                                    -------  -------  --------
    Balance at the end of the year.................     783    7,382     6,389
                                                    -------  -------  --------
RETAINED EARNINGS
  Balance at the beginning of the year............. 111,150  161,297   193,724
  Net income (loss)................................  52,280   31,000    (7,332)
  Cash dividends paid..............................  (7,983)  (8,910)  (25,095)
  Common stock retirement.......................... (30,944) (72,237)      --
                                                    -------  -------  --------
    Balance at the end of the year................. 124,503  111,150   161,297
                                                    -------  -------  --------
NET UNREALIZED LOSSES
 Foreign currency translation:
  Balance at the beginning of the year............. (16,148) (20,163)  (12,205)
  Translation adjustments..........................   1,140    4,015    (7,958)
                                                    -------  -------  --------
    Balance at the end of the year................. (15,008) (16,148)  (20,163)
                                                    -------  -------  --------
 Pension liability in excess of unrecognized prior
  service cost:
  Balance at the beginning of the year.............  (4,391)  (4,731)   (4,224)
  Adjustments during the year......................       7      340      (507)
                                                    -------  -------  --------
    Balance at the end of the year.................  (4,384)  (4,391)   (4,731)
                                                    -------  -------  --------
 Other (principally valuation allowance for
  marketable securities):
  Balance at the beginning of the year.............    (683)   3,262       --
  Appreciation (depreciation) in marketable
   securities......................................   1,384   (2,547)    1,864
  Other............................................     --    (1,398)    1,398
                                                    -------  -------  --------
    Balance at the end of the year.................     701     (683)    3,262
                                                    -------  -------  --------
    Balance at the end of the year................. (18,691) (21,222)  (21,632)
                                                    -------  -------  --------
TREASURY STOCK
  Balance at the beginning of the year............. (24,502) (27,142)  (19,116)
  Employee stock options and savings plan..........   4,237    2,577       744
  Purchase of treasury stock.......................     --       --     (8,878)
  Other............................................     380       63       108
                                                    -------  -------  --------
    Balance at the end of the year................. (19,885) (24,502)  (27,142)
                                                    -------  -------  --------
      Total Stockholders' Equity................... $87,059  $73,180  $165,326
                                                    =======  =======  ========

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1995     1994(A)   1993(A)
                                                 --------  ---------  --------
Cash provided by (used for):
Operating activities:
  Net income (loss)............................. $ 52,280  $  31,000  $ (7,332)
  Deduct discontinued operations:
    Net income from discontinued operations.....     (779)    (2,372)     (757)
    Net gain on sale of discontinued
     operations.................................  (10,420)       --        --
  Extraordinary loss on early extinguishment of
   debt.........................................    2,676     11,810       --
  Cumulative effect of accounting change........      --      (3,819)      --
                                                 --------  ---------  --------
      Income (loss) from continuing operations..   43,757     36,619    (8,089)
  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided by
   continuing operations:
    Depreciation and amortization...............   34,461     35,469    33,724
    Deferred income taxes.......................    3,989      4,585   (19,647)
    Resizing, restructuring and other unusual
     charges....................................      --         --     50,898
    Proceeds from sale of securities in trading
     portfolio..................................      --      31,566       --
    Changes in operating working capital:
      Increase in receivables...................   (3,511)    (7,902)     (387)
      Decrease (increase) in inventories and
       other current assets.....................    1,243     (9,703)   (1,171)
      (Decrease) increase in payables, accruals
       and income taxes.........................  (17,948)    20,323     2,286
    Increase (decrease) in other long-term
     liabilities................................... 6,273       (723)    8,091
    Other.......................................     (304)    (3,289)   (4,138)
                                                 --------  ---------  --------
Cash provided by continuing operations..........   67,960    106,945    61,567
Cash (used for) provided by discontinued
 operations.....................................   (2,572)     7,645     1,163
                                                 --------  ---------  --------
      Total operating activities................   65,388    114,590    62,730
                                                 --------  ---------  --------
Investing activities:
  Additions to property, plant and equipment....  (31,746)   (22,798)  (35,810)
  Proceeds from sale of discontinued operations
   and other assets.............................   42,709      8,428     7,795
  Purchase of businesses and investments........  (43,980)    (1,144)  (16,586)
  Decrease in marketable securities.............    4,665      5,843    14,998
  Other.........................................     (372)      (232)      244
                                                 --------  ---------  --------
      Total investing activities................  (28,724)    (9,903)  (29,359)
                                                 --------  ---------  --------
Financing activities:
  Net change in short-term borrowings...........   54,544      1,600       --
  Cash dividends paid...........................   (7,983)    (8,910)  (25,095)
  Additional long-term borrowings...............      --     306,004       --
  Repayment of long-term debt...................  (50,000)  (292,506)  (19,411)
  Debt issuance costs and debt prepayment
   premiums.....................................     (166)   (29,211)      --
  Repurchases of common stock...................  (39,628)  (118,832)   (8,878)
  Other (principally proceeds from stock
   options).....................................    6,335      3,954     1,335
                                                 --------  ---------  --------
      Total financing activities................  (36,898)  (137,901)  (52,049)
                                                 --------  ---------  --------
Decrease in cash and cash equivalents...........     (234)   (33,214)  (18,678)
Cash and cash equivalents:
  Beginning of year.............................    7,245     40,459    59,137
                                                 --------  ---------  --------
  End of year................................... $  7,011  $   7,245  $ 40,459
                                                 ========  =========  ========

--------
(a) Restated for discontinued operations.

                            See accompanying notes.

                                 AMETEK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents, Securities, and Other Investments

  All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. In January 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investment in Debt and Equity Securities. SFAS No. 115 requires that equity securities and fixed income securities be carried at market value, and that the unrealized gains and losses on securities, less deferred income taxes, be reflected as a component of stockholders' equity for securities considered available for sale, and be reflected in income for securities held for trading purposes. The cumulative effect on net income of adopting that standard for securities, then classified in a trading portfolio, was to increase net income for 1994 by $3.8 million (net of taxes), or $.11 per share. At December 31, 1995 and 1994, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are classified as available-for-sale. The aggregate market value of such securities at December 31, 1995 and 1994 were: 1995--$12.2 million ($10.9 million amortized cost), and 1994--$18.1 million ($19.3 million amortized cost). The Company's other investments are accounted for by the equity method.

 Inventories

  Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value was $36.4 million and $33.1 million at December 31, 1995 and 1994.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or which extend their useful lives, are capitalized. The cost of tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets.

 Revenue Recognition

  The Company's revenues are recorded as products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company's option. The aggregate provisions for estimated warranty costs (not significant in amount) are recorded at the time of sale and periodically adjusted to reflect actual experience.

 Research and Development

  Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1995--$16.0 million, 1994-- $17.7 million, and 1993--$14.6 million.

                                 AMETEK, INC.

 Earnings Per Share

  Earnings per share are based on the average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding stock options were exercised.

 Foreign Currency Translation

  Assets and liabilities of foreign operations are translated by using exchange rates in effect at the balance sheet date, and their results of operations are translated by using average exchange rates for the year.

  Certain transactions of the Company and its subsidiaries are made in currencies other than their own. Gains and losses from those transactions (not significant in amount) are included in operating results for the year.

  In addition, the Company utilizes hedging arrangements in the context of its operational transactions to hedge firm commitments for certain export sales, thereby minimizing its exposure to foreign currency fluctuation.

  Foreign exchange contracts, foreign currency options, and foreign currency swaps may be entered into for periods consistent with the Company's exposure, generally one year or less. Gains and losses from those arrangements are deferred and are reflected as adjustments of the related foreign currency transaction.

 Interest Rate Swap and Cap Agreements

  The Company enters into interest rate swap and cap agreements to modify the interest characteristics of certain of its revolving credit loans, and to reduce the impact of increases in interest rates on its floating-rate loans. Such agreements generally involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change, and it is recognized as an adjustment to interest expense related to the debt over the life of the agreements. Under interest rate cap agreements, the interest rate on a specified percentage of certain revolving credit loans outstanding, which is subject to the floating interest rate, cannot exceed a fixed percentage. The Company also uses foreign currency and interest rate swaps in its selective hedging of certain foreign currency and interest rate risk exposure.

 Intangible Assets

  The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods of 20 to 30 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Patents are being amortized on a straight-line basis over their estimated useful lives of 9 to 10 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 to 30 years.

 Reclassifications

  In addition to restatement for discontinued operations, certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2. RESTRUCTURING

  In 1993 the Company recorded a charge of $45.1 million ($27.5 million after-tax, or $.63 per share) for resizing and restructuring and a charge of $9.8 million ($6 million after-tax, or $.14 per share) for other unusual

                                 AMETEK, INC.

items. The restructuring charges relate primarily to strategic initiatives designed to increase productivity and efficiency in the Company's Precision Instruments Group. The charges were for asset write-downs, planned workforce reductions (including certain pension-related costs), and relocation of certain product lines and consolidation of the Company's aerospace operations.

  As of December 31, 1995, the Company has charged approximately $25 million against the restructuring reserves of which $13 million was charged in 1995 and $7.9 million was charged in 1994. The charges were for costs related to a facility combination and asset write-downs. The remaining reserves of $20.1 million (representing the current and noncurrent portions) related to facilities combinations, product line relocation, and workforce reduction are currently anticipated to be fully utilized with no material change in the estimates. The majority of these actions should be completed by the end of 1997 except for amounts related to certain pension obligations.

3. ACQUISITIONS

  On March 31, 1995, the Company purchased the heavy vehicle instrumentation business of privately held Dixson, Inc. for cash. The acquisition was accounted for by the purchase method, and accordingly, the results of Dixson's operations are included in the Company's consolidated results from the date of acquisition.

  On November 1, 1995, the Company completed the acquisition of APIC/AFIMO
(APIC), a French-based manufacturer of water filtration products, for cash. This acquisition will be accounted for by the purchase method pending the determination of fair values of the assets acquired and the liabilities assumed. The results of APIC's operations (not significant in amount) are included in the Company's consolidated results from the acquisition date. The acquisitions of Dixson and APIC would not have had a material effect on sales or earnings for 1995 or 1994 had they been made at the beginning of the respective periods.

  On March 1, 1995, the Company acquired a 50% ownership interest in a joint venture established with a Taiwanese supplier to manufacture low-cost pressure gauges in China and Taiwan for worldwide markets. The investment is accounted for by the equity method, and the Company's 50% share of the operating results since March 1, 1995 (not significant in amount), are included in the earnings of its domestic gauge manufacturing Division.

  The aggregate cost of the acquisitions and the investment in the joint venture totaled $46.8 million, consisting of $44.0 million in cash paid at closing, and $2.8 million of deferred payment obligations payable over periods up to three years. The purchase price of APIC and the investment in the joint venture are reported with Intangibles, Investments and Other Assets in the December 31, 1995 balance sheet.

  In March 1993, the Company purchased certain assets of Revere Aerospace Inc., a United States subsidiary of Dobson Park Industries plc, United Kingdom, for approximately $7 million in cash. Revere is a producer of thermocouple and fiber optic cable assemblies. The acquisition was accounted for by the purchase method, and results of Revere's operations were included from the acquisition date. The acquisition would not have had a material effect on sales or earnings for 1993 had it been made at the beginning of the year.

4. DISCONTINUED OPERATIONS

  On May 18, 1995, the Company sold its foam packaging business (Microfoam Division) for approximately $37 million in cash. The sale of the assets of Microfoam, after providing for certain costs related to the sale, resulted in a second quarter 1995 gain of $10.4 million, net of taxes of $6.4 million. As a result of the transaction, the consolidated financial statements have been restated to report Microfoam as discontinued operations.

                                 AMETEK, INC.

  Summary operating results of discontinued operations, excluding the above mentioned gain on sale, are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
Net sales.............................................. $12,153 $33,226 $30,405
Income before income taxes.............................   1,291   4,044   1,364
Provision for income taxes.............................     512   1,672     607
Net income............................................. $   779 $ 2,372 $   757

5. ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 121 requires the write-down to market value of certain long-lived assets in certain circumstances. The Company must adopt the provisions of the statement in 1996. Its adoption will not have a material effect on the Company's operations or financial position.

  In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based upon their fair value. Companies electing disclosure, instead of recognition of compensation expense, are permitted to continue to apply existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123 is effective for the Company beginning in 1996. The Company anticipates continuing to account for stock-based compensation in accordance with Opinion No. 25. Therefore the adoption of Statement No. 123 will not have an impact on the Company's financial position or results of operations.

                                  AMETEK, INC.

6. OTHER BALANCE SHEET INFORMATION

                                                          (IN THOUSANDS)
                                                        --------------------
                                                          1995       1994
                                                        ---------  ---------
INVENTORIES
  Finished goods and parts............................. $  31,628  $  33,448
  Work in process......................................    23,491     24,695
  Raw materials and purchased parts....................    46,396     40,546
                                                        ---------  ---------
                                                        $ 101,515  $  98,689
                                                        =========  =========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land................................................. $   8,107  $   7,575
  Buildings............................................    95,249     90,622
  Machinery and equipment..............................   304,694    274,854
                                                        ---------  ---------
                                                          408,050    373,051
  Less accumulated depreciation......................... (231,212)  (208,766)
                                                        ---------  ---------
                                                        $ 176,838  $ 164,285
                                                        =========  =========
INTANGIBLES, INVESTMENTS AND OTHER ASSETS
  Intangibles, at cost:
    Patents............................................ $  20,993  $  20,993
    Goodwill...........................................    30,626     13,753
    Other acquired intangibles.........................    48,455     41,356
    Less accumulated amortization......................   (54,818)   (46,674)
                                                        ---------  ---------
                                                           45,256     29,428
  Investments..........................................    35,806     22,594
  Other................................................    19,500     20,902
                                                        ---------  ---------
                                                        $ 100,562  $  72,924
                                                        =========  =========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits........... $  22,572  $  21,266
  Resizing and restructuring...........................    11,208     20,570
  Other................................................    34,776     30,102
                                                        ---------  ---------
                                                        $  68,556  $  71,938
                                                        =========  =========

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
                                                           (IN THOUSANDS)
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------  ------  -------
  Balance at beginning of year......................... $3,921  $2,394  $ 2,392
  Additions charged to expense.........................  2,723   1,601    1,205
  Recoveries credited to allowance.....................      6     110      112
  Write-offs...........................................   (432)   (219)  (1,339)
  Currency translation adjustment and other............    155      35       24
                                                        ------  ------  -------
  Balance at end of year............................... $6,373  $3,921  $ 2,394
                                                        ======  ======  =======

                                  AMETEK, INC.

7. LONG-TERM DEBT

  At December 31, 1995 and 1994, long-term debt consisted of:

                                                              (IN THOUSANDS)
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
9 3/4% senior notes due 2004................................ $150,000  $150,000
Fixed and floating rate secured bank term notes.............      --     50,000
Other.......................................................      661       557
                                                             --------  --------
                                                              150,661   200,557
Less: current portion.......................................     (231)  (10,221)
                                                             --------  --------
                                                             $150,430  $190,336
                                                             ========  ========

  The annual future payments required by the terms of the long-term debt for the years 1997 through 2000 are not significant.

  In March 1994, the Company completed an offering of $150 million in principal amount of 9 3/4% senior notes due March 15, 2004. At the same time it entered into a senior secured credit agreement with a group of banks led by the Chase Manhattan Bank, N.A., for $250 million. The net proceeds from those debt issuances, together with available cash were used to finance the Company's early retirement of debt in March 1994, to fund prepayment premiums and other expenses related to the sale of the senior notes and the bank credit agreement, and to repurchase outstanding shares of the Company's common stock. In October 1994, the Company amended the bank credit agreement by reducing the total credit facility from $250 million to $200 million.

  On August 2, 1995, the Company replaced its $200 million secured bank credit facility with a new Bank Credit Agreement with a group of banks led by The Chase Manhattan Bank, N.A. The new five-year revolving credit facility is unsecured, and provides up to $195 million in revolving credit loans, with scheduled reductions in the total credit facility to $150 million by August 1, 1999. The new Credit Agreement also contains certain performance criteria, which when met, provide the Company with increased operating flexibility, lower interest rates and reduced commitment fees. The new Credit Agreement contains requirements, that among other things, provide for compliance with certain financial ratios. At December 31, 1995, the Company met all such requirements.

  In connection with the early retirement of debt in 1994, the Company recorded a first quarter 1994 extraordinary charge of $11.8 million (net of tax benefits of $7.6 million), or $.32 per share, for the prepayment premiums paid and the write-off of related deferred debt issuance costs. In connection with the August 2, 1995 Credit Agreement, the Company recorded a third quarter 1995 noncash extraordinary charge of $2.7 million (net of tax benefits of $1.7 million), or $.08 per share, for the write-off of deferred debt issuance costs related to the previous bank credit agreement.

  Outstanding loans under the credit facility are subject to interest rate swap and cap agreements based on the combination of a fixed rate and the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR. At December 31, 1995, under the new Credit Agreement, the Company had $50.4 million in revolving credit loans outstanding at an approximate interest rate of 7%.

  The revolving credit loans, along with certain foreign borrowings, are classified on the accompanying balance sheet as short-term borrowings. The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 was 7.2%. The Company also has outstanding letters of credit totaling $13.6 million at December 31, 1995. Foreign subsidiaries of the Company had lines of credit with European banks of approximately $21.1 million, of which $15.4 million was unused at December 31, 1995.

                                  AMETEK, INC.

8. STOCKHOLDERS' EQUITY

  During 1995, the Company repurchased under its $175 million share repurchase program, approximately 2.3 million shares of its common stock for an aggregate cost of $39.6 million. As of December 31, 1995, shares repurchased since inception of the program in March 1994 totaled 11.5 million shares for an aggregate cost of $158.5 million.

  All of the repurchased shares have been retired as required by the Company's loan agreements, and such shares have been returned to the status of authorized but unissued shares. At December 31, 1995, shares outstanding totaled 32,857,523, compared to 34,707,160 shares outstanding at December 31, 1994.

  A new Stock Incentive Plan was adopted by the Company in 1995, and provides for the grant of up to 2.2 million shares of common stock to eligible employees and nonemployee Directors of the Company. Under the Plan, the awards may include the grant of stock options, stock appreciation rights, restricted stock awards and phantom stock awards. During 1995, only stock options were awarded under the Plan.

  The Company has a Shareholder Rights Plan, under which the Board of Directors declared a dividend in 1989 of one Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 1999.

  In certain circumstances, the Company provides for restricted stock awards of its common stock to eligible employees and nonemployee Directors of the Company at such cost to the recipient as the Stock Incentive Plan Committee of the Board of Directors may determine. Such shares are issued subject to certain conditions, with transfer and other restrictions as prescribed by the Plan. No restricted stock was awarded during 1995. In 1994 and 1993 respectively, the Company awarded 20,000 shares of restricted common stock to certain nonemployee Directors under the Plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market value of the shares awarded over the price paid by the recipient at the date of the grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. Amortization expense in 1995, 1994, and 1993 for awards under the Plan was not significant.

  At December 31, 1995, 4,402,164 (4,240,362 in 1994) shares of common stock were reserved under the Company's incentive and nonqualified stock option plans. The options are exercisable at prices not less than market value on dates of grant, and in installments over five- to ten-year periods from such dates.

  Information on options follows:

                                   1995                      1994                      1993
                          ------------------------  ------------------------ ------------------------
                           SHARES     PRICE RANGE    SHARES     PRICE RANGE   SHARES     PRICE RANGE
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at beginning
 of year. ..............  2,689,961  $ 8.94-$16.50  2,046,225  $ 8.94-$16.50 2,116,289  $ 8.94-$16.50
Granted.................    610,900   17.00- 17.69  1,152,600   12.31- 15.19    93,000   13.13- 14.94
Exercised...............   (542,626)   8.94- 15.44   (302,146)   8.94- 15.44  (136,973)  11.69- 14.06
Canceled................    (43,695)  12.19- 17.50   (206,718)  12.19- 15.44   (26,091)  11.69- 15.75
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at end of
 year...................  2,714,540*  11.69- 17.69* 2,689,961    8.94- 16.50 2,046,225    8.94- 16.50
                          ---------  -------------  ---------  ------------- ---------  -------------
Exercisable at end of
 year...................  1,203,097  $11.69-$16.31  1,102,064  $ 8.94-$16.50 1,050,464  $ 8.94-$16.50
                          =========  =============  =========  ============= =========  =============

--------
* Expiring from 1996 through 2005.

                                  AMETEK, INC.

  The Company also has outstanding 48,500 (148,513 in 1994) stock appreciation rights exercisable for cash and/or shares of the Company's common stock when the related option is exercised. Subject to certain limitations, each right relates to the excess of the market value of the Company's common stock over the exercise price of the related option. Charges and credits, immaterial in amount, are made to income for these rights and certain related options.

9. LEASES

  Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 1995 (principally for production and administrative facilities and equipment) amounted to $8.8 million consisting of annual payments of $2.6 million in 1996, $1.7 million in 1997, and decreasing amounts thereafter. Rental expense of $4.9 million was charged to income in 1995, $4.4 million in 1994 and 1993.

10. INCOME TAXES

  The components of income (loss) from continuing operations before income taxes and the details of the provision for (benefit from) income taxes are as follows:

                                                          (IN THOUSANDS)
                                                     ------------------------
                                                      1995    1994     1993
                                                     ------- ------- --------
Income (loss) from continuing operations before
 income taxes:
  Domestic.......................................... $51,470 $42,995 $(19,233)
  Foreign...........................................  17,787  14,768    6,672
                                                     ------- ------- --------
      Total......................................... $69,257 $57,763 $(12,561)
                                                     ------- ------- --------
Provision for (benefit from) income taxes:
  Current:
    Federal......................................... $12,764 $10,963 $ 10,182
    Foreign.........................................   7,378   5,860    2,001
    State...........................................   1,423     258    2,608
                                                     ------- ------- --------
      Total current.................................  21,565  17,081   14,791
                                                     ------- ------- --------
  Deferred:
    Federal.........................................   1,851   1,214  (17,784)
    Foreign.........................................   1,410   2,209    2,122
    State...........................................     674     640   (3,601)
                                                     ------- ------- --------
      Total deferred................................   3,935   4,063  (19,263)
                                                     ------- ------- --------
      Total provision (benefit)..................... $25,500 $21,144 $ (4,472)
                                                     ======= ======= ========

                                  AMETEK, INC.

  Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                             (IN THOUSANDS)
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Current deferred tax asset:
  Reserves not currently deductible........................ $ (9,825) $(11,106)
  Other....................................................   (2,000)   (1,531)
                                                            --------  --------
    Net current deferred tax asset.........................  (11,825)  (12,637)
                                                            --------  --------
Long-term deferred tax (asset) liability:
  Differences in basis of property and accelerated
   depreciation............................................   21,547    19,698
  Purchased tax benefits...................................   13,268    15,790
  Reserves not currently deductible........................  (13,798)  (15,928)
  Other....................................................   10,910     6,528
                                                            --------  --------
    Net long-term deferred tax liability...................   31,927    26,088
                                                            --------  --------
    Net deferred tax liability............................. $ 20,102  $ 13,451
                                                            ========  ========

  The effective rate of the provision for (benefit from) income taxes reconciles to the statutory rate as follows:

                                                           1995  1994  1993
                                                           ----  ----  -----
Statutory rate............................................ 35.0% 35.0% (35.0)%
State income taxes, net of federal income tax benefit.....  2.0   0.9   (5.5)
Foreign Sales Corporation and other tax credits........... (2.7) (3.2) (13.3)
Effect of foreign operations..............................  3.9   4.7   13.4
Effect of U.S. federal statutory tax rate increase on
 prior years' deferred taxes..............................  -     -      5.2
Other..................................................... (1.4) (0.8)  (0.4)
                                                           ----  ----  -----
                                                           36.8% 36.6% (35.6)%
                                                           ====  ====  =====

11. RETIREMENT AND PENSION PLANS

  The Company maintains noncontributory defined benefit retirement and pension plans. Benefits for eligible United States salaried and hourly employees are funded through trusts established in conjunction with the plans. Employees of certain foreign operations participate in various local plans that in the aggregate are not significant.

  The Company also has nonqualified unfunded retirement plans for its Directors and certain retired employees, as well as contractual arrangements with certain executives that provide for supplemental pension benefits in excess of those provided by the Company's primary pension plan. Fifty percent of the projected benefit obligation of the supplemental pension benefit arrangements with the executives has been funded by grants of restricted shares of the Company's common stock. The remaining 50% is unfunded. The Company is providing for those arrangements by charges to earnings over the periods to age 65 of the participants.

  The Company's funding policy with respect to its qualified plans is to contribute amounts determined annually on an actuarial basis that provide for current and future benefits in accordance with funding requirements of federal law and regulations. Assets of funded benefit plans are invested in a variety of equity and debt instruments and in pooled temporary funds.

                                 AMETEK, INC.

  Net pension expense, excluding plan administrative expenses, consists of the following components:

                                                       (IN THOUSANDS)
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
Service cost for benefits earned during the
 period......................................... $  5,999  $  6,676  $  6,669
Interest cost on projected benefit obligation...   15,446    14,742    14,108
Actual return on plan assets....................  (23,665)  (17,922)  (15,401)
Net amortization and deferrals..................    6,894       215       541
                                                 --------  --------  --------
Net pension expense............................. $  4,674  $  3,711  $  5,917
                                                 ========  ========  ========

  In addition to pension expense shown in the table above, the Company also incurs other pension-related expenses, including plan administrative expenses. Also, in 1993 the Company recorded a charge of $7.6 million for curtailments related to an hourly pension plan as part of the resizing and restructuring of its general gauge and aerospace operations.

  The charge to income for all retirement and pension plans during the past three years, including the 1993 curtailment provision, was $5.6 million in 1995, $4.2 million in 1994, and $14.0 million in 1993.

  Net pension expense reflects an expected long-term rate of return on plan assets of 9 1/4% for 1995 and 1994, and 9 1/2% for 1993. The actual return has been adjusted to defer gains and losses that differ from the expected return. The present value of projected benefit obligations was determined by using an assumed discount rate of 7 1/2% for 1995, 7 3/4% for 1994, and 7 1/4% for 1993. The assumed rate of compensation increase used in determining the present value of projected benefit obligations was 5% for 1995, 5 1/4% for 1994, and 5 1/2% for 1993.

  For pension plans with accumulated benefits in excess of assets at December 31, 1995, the balance sheet reflects an additional long-term pension liability of $11.5 million ($10.0 million--1994), a long-term intangible asset of $4.8 million ($3.2 million--1994), and a charge in stockholders' equity (net of deferred taxes) of $4.4 million in 1995 and 1994, and $4.7 million in 1993. The charges in stockholders' equity represents the excess of the additional long-term liability over unrecognized prior service cost. No balance sheet recognition is given to pension plans with assets in excess of accumulated benefits.

  The following table sets forth the funded status of the plans:

                                               (IN THOUSANDS)
                               -----------------------------------------------
                                  DECEMBER 31, 1995       DECEMBER 31, 1994
                               ----------------------- -----------------------
                                 ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                 EXCEED     BENEFITS     EXCEED     BENEFITS
                               ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                BENEFITS     ASSETS     BENEFITS     ASSETS
                               ----------- ----------- ----------- -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation...  $115,129    $ 91,750    $109,587    $ 69,390
                                --------    --------    --------    --------
  Accumulated benefit
   obligation.................  $118,348    $ 84,780    $119,576    $ 73,683
                                --------    --------    --------    --------
  Projected benefit
   obligation.................  $130,038    $ 93,617    $134,593    $ 73,948
Plan assets at fair value.....   132,370      75,520     133,678      58,802
                                --------    --------    --------    --------
Plan assets in excess (less
 than) projected benefit
 obligation...................     2,332     (18,097)       (915)    (15,146)
Unrecognized prior service
 cost.........................     1,479       4,145       1,899       2,126
Unrecognized net loss.........     6,016       8,876      10,377       7,530
Unrecognized net transition
 (asset) obligation, net of
 amortization.................    (4,207)        621      (4,630)        525
                                --------    --------    --------    --------
Prepaid (accrued) pension
 expense......................  $  5,620    $ (4,455)   $  6,731    $ (4,965)
                                ========    ========    ========    ========

                                 AMETEK, INC.

  The Company provides limited postretirement benefits other than pensions to certain retirees, and a small number of employees. Benefits under these arrangements are not significant. The Company also provides limited postemployment benefits to former or inactive employees after employment but before retirement. Those benefits, which are not significant in amount, have always been accounted for on the accrual basis, thereby meeting the current accounting requirement for postemployment benefits.

12. FINANCIAL INSTRUMENTS

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

  Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's floating-rate revolving credit loans. Accordingly, the Company enters into those agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the Company's risk of incurring higher interest costs due to rising interest rates. At December 31, 1995, the Company was party to one interest rate swap agreement with a notional amount of $23.8 million, which decreases by $2.2 million semiannually through the May 1997 termination date. The interest rate cap agreement entitles the Company to receive amounts from counterparties on a quarterly basis if specified market interest rates rise above fixed cap rates. The fair value of both agreements at December 31, 1995 and 1994 were not significant.

  Cross currency and interest rate swaps are used to hedge a portion of the Company's net investment in two of its foreign subsidiaries, whereby the Company swapped 7.1 million U.S. dollars for an equivalent amount of certain European currencies. The agreements provide for the Company to make floating interest payments while receiving interest at fixed and floating rates. The swap agreements will terminate with settlement of the contracts in 1997. At December 31, 1995 and 1994, the fair value of the swaps was not significant.

  Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in deutsche marks. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 1995 and 1994, the notional values of the contracts were $6.4 million and $8.8 million, respectively. The terms of the currency contracts are dependent on the firm sale commitment and generally do not exceed one year. Deferred gains and losses on the contracts at December 31, 1995 and 1994 were not significant and are recognized in operations as the related sales occur.

  The estimated fair values of the Company's financial instruments are compared below to the recorded amounts at December 31. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 1995 and 1994 in the accompanying balance sheet.

                                      ASSET (LIABILITY) (IN THOUSANDS)
                                   ------------------------------------------
                                    DECEMBER 31, 1995     DECEMBER 31, 1994
                                   --------------------  --------------------
                                   RECORDED     FAIR     RECORDED     FAIR
                                    AMOUNT      VALUE     AMOUNT      VALUE
                                   ---------  ---------  ---------  ---------
Fixed income and equity
 investments...................... $  30,106  $  30,106  $  22,594  $  22,594
Short-term borrowing..............   (56,143)   (56,143)    (1,600)    (1,600)
Long-term debt (Including current
 portion).........................  (150,661)  (167,000)  (200,557)  (200,000)
Forward currency contracts........       --       6,200        --       8,800

                                 AMETEK, INC.

  The fair values of fixed income and equity investments are based on quoted market value. The fair value of short-term borrowings is based on the carrying value at year end. The fair value of the Company's publicly traded notes, included in long-term debt, are based on the quoted market price for such notes. The fair value of other long-term debt is estimated based on borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency contracts (used for hedging firm commitments) is based on quoted market prices for comparable contracts.

13. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

  Included in other income is interest and other investment income of $2.4 million, $5.0 million, and $8.4 million for 1995, 1994, and 1993. Income taxes paid in 1995, 1994, and 1993 were $30.3 million, $13.6 million, and $13.8 million. Cash paid for interest for each of the three years approximated interest expense.

14. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company classifies its operations into three business segments: Electro-mechanical, Precision Instruments, and Industrial Materials. The Electro-mechanical Group produces motor blower systems and injection-molded components for manufacturers of floor care appliances and produces fractional horsepower motors and motor blowers for computer, business machine, medical equipment, and high-efficiency heating equipment producers. Sales of fractional horsepower electric motors and blowers represented 44.4% in 1995, 43.9% in 1994, and 40.0% in 1993 of the Company's consolidated net sales.

  The Precision Instruments Group produces aircraft cockpit instruments and displays, in addition to pressure, temperature, flow, and liquid level sensors for aircraft and jet engine manufacturers and for airlines, as well as airborne electronics systems that monitor and record flight and engine data. The Group also produces instruments and complete instrument panels for heavy truck builders and heavy construction vehicles; process monitoring and display systems; combustion, gas analysis; moisture and emissions monitoring systems; force and speed measuring instruments; air and noise monitors; pressure and temperature calibrators; and pressure-indicating and digital manometers.

  The Industrial Materials Group produces high-temperature-resistant materials and textiles; corrosion-resistant heat exchangers; tanks and piping for process systems; drinking water filter and treatment systems; industrial and commercial filters for other liquids; replacement filter cartridges; liquid bag filters and multiple cartridge filter housings; high-purity metals and alloys in powder; strip and wire form for high-performance aircraft; automotive and electronics requirements; and thermoplastic compounds and concentrates for automotive, appliance, and telecommunication applications.

                                 AMETEK, INC.

 Business Segment Financial Information

                                                   (IN THOUSANDS)
                                             ----------------------------
                                               1995      1994      1993
                                             --------  --------  --------
NET SALES(/1/)
  Electro-mechanical........................ $372,038  $340,358  $280,732
  Precision Instruments.....................  301,440   280,638   275,351
  Industrial Materials......................  164,012   153,742   145,707
                                             --------  --------  --------
    Total Consolidated...................... $837,490  $774,738  $701,790
                                             ========  ========  ========
OPERATING INCOME (LOSS) AND INCOME (LOSS)
 BEFORE INCOME TAXES:
 Operating income (loss):
  Electro-mechanical........................ $ 48,858  $ 46,203  $ 35,018
  Precision Instruments.....................   34,803    29,189   (30,643)(/2/)
  Industrial Materials......................   27,741    23,251    16,920 (/3/)
                                             --------  --------  --------
    Total segments operating income(/4/)....  111,402    98,643    21,295
  Corporate administrative and other
   expenses.................................  (22,104)  (23,351)  (22,587)
                                             --------  --------  --------
 Consolidated operating income (loss).......   89,298    75,292    (1,292)
 Interest and other expenses, net...........  (20,041)  (17,529)  (11,269)
                                             --------  --------  --------
 Consolidated income (loss) from continuing
  operations before income taxes............ $ 69,257  $ 57,763  $(12,561)
                                             ========  ========  ========
IDENTIFIABLE ASSETS
  Electro-mechanical........................ $196,805  $190,339  $164,826
  Precision Instruments.....................  180,837   142,403   147,024
  Industrial Materials......................   77,222    75,509    77,725
                                             --------  --------  --------
    Total segments..........................  454,864   408,251   389,575
  Corporate and discontinued operations.....   71,881    85,936   166,519
                                             --------  --------  --------
    Total Consolidated...................... $526,745  $494,187  $556,094
                                             ========  ========  ========
ADDITIONS TO PROPERTY, PLANT AND
 EQUIPMENT(/5/)
  Electro-mechanical........................ $ 19,891  $ 11,922  $ 25,343
  Precision Instruments.....................   10,417     6,633     6,513
  Industrial Materials......................    5,567     4,073     6,534
                                             --------  --------  --------
    Total segments..........................   35,875    22,628    38,390
  Corporate.................................      583       170       218
                                             --------  --------  --------
    Total Consolidated...................... $ 36,458  $ 22,798  $ 38,608
                                             ========  ========  ========
DEPRECIATION AND AMORTIZATION
  Electro-mechanical........................ $ 13,454  $ 12,430  $ 11,582
  Precision Instruments.....................   15,915    15,253    15,432
  Industrial Materials......................    4,895     7,636     6,500
                                             --------  --------  --------
    Total segments..........................   34,264    35,319    33,514
  Corporate.................................      197       150       210
                                             --------  --------  --------
    Total Consolidated...................... $ 34,461  $ 35,469  $ 33,724
                                             ========  ========  ========

--------
(1) After elimination of intra and intersegment sales, which are not significant in amount. Such sales are generally based on prevailing market prices.
(2) Reflects charges of $47.8 million for resizing and restructuring.
(3) Reflects charges of $3.9 million primarily for asset write-downs.
(4) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense.
(5) Includes $4.7 million in 1995 and $2.8 million in 1993 from acquired businesses.

                                  AMETEK, INC.

14. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

 Geographic Areas

                                                       (IN THOUSANDS)
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
NET SALES (based on destination)
  United States................................. $556,236  $537,048  $499,106
  International (including United States exports
   shown below):
    Europe......................................  201,179   171,088   147,209
    Asia........................................   35,160    25,143    21,860
    Canada......................................   30,273    25,031    21,639
    Other.......................................   14,642    16,428    11,976
                                                 --------  --------  --------
  Total International...........................  281,254   237,690   202,684
                                                 --------  --------  --------
    Total Consolidated.......................... $837,490  $774,738  $701,790
                                                 ========  ========  ========
INCOME (LOSS) BEFORE INCOME TAXES
  United States................................. $ 93,047  $ 82,504  $ 14,109
  International:
    Europe......................................   18,514    16,290     7,357
    Canada, Asia, and other.....................     (159)     (151)     (171)
  Corporate administrative and other expenses...  (22,104)  (23,351)  (22,587)
  Interest and other expenses, net..............  (20,041)  (17,529)  (11,269)
                                                 --------  --------  --------
    Total Consolidated.......................... $ 69,257  $ 57,763  $(12,561)
                                                 ========  ========  ========
IDENTIFIABLE ASSETS
  United States................................. $339,594  $315,242  $305,224
  International:
    Europe......................................  107,314    92,907    83,774
    Canada, Asia, and other (principally Asia in
     1995)......................................    7,956       102       577
  Corporate.....................................   71,881    85,936   166,519
                                                 --------  --------  --------
    Total Consolidated.......................... $526,745  $494,187  $556,094
                                                 ========  ========  ========
UNITED STATES EXPORT SALES (reported in
 international sales above)
  Europe........................................ $ 59,928  $ 50,165  $ 51,179
  Asia..........................................   35,160    25,140    21,517
  Canada........................................   30,273    25,031    21,186
  Other.........................................   13,729    15,869    11,542
                                                 --------  --------  --------
    Total Consolidated.......................... $139,090  $116,205  $105,424
                                                 ========  ========  ========

                                 AMETEK, INC.

15. QUARTERLY FINANCIAL DATA (Unaudited)

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         --------------------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH      TOTAL
                         QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                         --------    --------    --------    --------    --------
1995
  Net sales............. $211,527    $219,111    $204,922    $201,930    $837,490
  Operating income...... $ 21,506    $ 24,470    $ 21,476    $ 21,846    $ 89,298
  Income from continuing
   operations........... $ 10,149    $ 11,929    $ 10,830    $ 10,849    $ 43,757
  Net income............ $ 10,662    $ 22,615    $  8,154(a) $ 10,849    $ 52,280(b)
  Earnings per share:(c)
   Income from
    continuing
    operations.......... $    .30    $    .36    $    .33    $    .33    $   1.31
   Net income........... $    .31    $    .68    $    .25(a) $    .33    $   1.56(b)
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(d)
   High.................      18 5/8      18 1/8      19 1/2      19 1/4      19 1/2
   Low..................      15 3/4      16 1/4      16 1/8      16 5/8      15 3/4
1994
  Net sales............. $191,403    $202,710    $190,427    $190,198    $774,738
  Operating income...... $ 16,736    $ 20,847    $ 19,420    $ 18,289    $ 75,292
  Income from continuing
   operations........... $  8,390    $  9,361    $  9,758    $  9,110    $ 36,619
  Net income............ $    816(e) $  9,669    $ 10,226    $ 10,289    $ 31,000(b)
  Earnings per share:(c)
   Income from
    continuing
    operations.......... $    .20    $    .26    $    .28    $    .26    $    .99
   Net income........... $    .02(e) $    .27    $    .29    $    .30    $    .84(b)
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(d)
   High.................      13 1/8      15 5/8      17 3/4      18 3/4      18 3/4
   Low..................      11 5/8       12         14 3/4      16 1/8      11 5/8

--------
(a) Includes an extraordinary loss of $2.7 million ($.08 per share) associated with debt agreements.
(b) Includes income from discontinued operations in the first and second quarters of 1995, and for each quarter of 1994. The second quarter of 1995 also includes a gain of $10.4 million ($.32 per share) on the sale of discontinued operations.
(c) The sum of quarterly earnings per share will not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.
(d) Trading ranges are based on the New York Stock Exchange composite tape.
(e) Includes an extraordinary loss of $11.8 million ($.32 per share) for early extinguishment of debt, and a $3.8 million ($.11 per share) after-tax gain from the cumulative effect of an accounting change for certain marketable securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1995, under the captions "Information as to Nominees for Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13.

  The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1995, under the headings "Executive Compensation," "Stock Ownership," and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

    1. and 2.

      Financial statements and schedules are shown in the index and other information on page 18 of this report.

    3. Exhibits

      Exhibits are shown in the index on page 41 of this report.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ametek, Inc.


Dated: March 22, 1996                     By   /s/ Walter E. Blankley
                                             ----------------------------------
                                              WALTER E. BLANKLEY, CHAIRMAN OF
                                               THE BOARD AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Walter E. Blankley          Chairman of the          March 22, 1996
-------------------------------------   Board and Chief
         WALTER E. BLANKLEY             Executive Officer
                                        (Principal
                                        Executive Officer)

        /s/ Frank S. Hermance          Executive Vice           March 22, 1996
-------------------------------------   President--Chief
          FRANK S. HERMANCE             Operating Officer

        /s/ John J. Molinelli          Senior Vice              March 22, 1996
-------------------------------------   President-- Chief
          JOHN J. MOLINELLI             Financial Officer
                                        (Principal
                                        Financial Officer)

        /s/ Otto W. Richards
-------------------------------------  Vice President and       March 22, 1996
          OTTO W. RICHARDS              Comptroller
                                        (Principal
                                        Accounting Officer)

          /s/ Lewis G. Cole            Director                 March 22, 1996
-------------------------------------
            LEWIS G. COLE

     /s/ Helmut N. Friedlaender        Director                 March 22, 1996
-------------------------------------
       HELMUT N. FRIEDLAENDER

        /s/ Sheldon S. Gordon          Director                 March 22, 1996
-------------------------------------
          SHELDON S. GORDON

        /s/ Charles D. Klein
-------------------------------------  Director                 March 22, 1996
          CHARLES D. KLEIN

         /s/ James R. Malone           Director                 March 22, 1996
-------------------------------------
           JAMES R. MALONE

       /s/ David P. Steinmann          Director                 March 22, 1996
-------------------------------------
         DAVID P. STEINMANN

       /s/ Elizabeth R. Varet
-------------------------------------  Director                 March 22, 1996
         ELIZABETH R. VARET

                               INDEX TO EXHIBITS
                                 ITEM 14(A) 3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
   3.1   Composite Certificate of Incorporation of AMETEK,    Exhibit 3 to June 30,
         Inc., as amended to and including April 26, 1994.    1994 10-Q, SEC File
                                                              No. 1-168.
   3.2   By-laws of the Company.                              Exhibit (3)b) to 1987
                                                              10-K, SEC File No.
                                                              1-168.
   4.1   Rights Agreement, dated July 26, 1989, between the   Exhibit 4 to Form 8-K
         Company and the Chase Manhattan Bank, N.A. (the      dated July 28, 1989,
         "Rights Agreement").                                 SEC File No. 1-168.
   4.2   Amendment No. 1 to the Rights Agreement.             Exhibit 4.5 to 1992
                                                              10-K, SEC File No. 1-
                                                              168.
   4.3   Certificate of Designation, Preferences and Rights   Exhibit (4b) to June
         of Series A Junior Participating Preferred Stock.    30, 1989 10-Q, SEC
                                                              File No. 1-168.
   4.4   Indenture dated as of March 15, 1994 between the     Exhibit 4 to March
         Company and Corestates Bank N.A., as Trustee,        31, 1994 10-Q, SEC
         relating to the Company's 9 3/4% Senior Notes due    File No. 1-168.
         2004.
   4.5   Credit Agreement among the Company, Various          Exhibit 10.36 to 1993
         Lending Institutions, Bank of Montreal, Corestates   10-K.
         Bank, N.A., and PNC Bank, National Association, as
         Co-Agents, and the Chase Manhattan Bank, N.A., as
         Administrative Agent (the "Credit Agreement").
   4.6   First Amendment to the Credit Agreement.             Exhibit 10 to March
                                                              31, 1994 10-Q.
   4.7   Second Amendment to the Credit Agreement.            Exhibit 10 to
                                                              September 30, 1994
                                                              10-Q, SEC File No.
                                                              1-168.
   4.8   Third Amendment to the Credit Agreement.             Exhibit 4 to March
                                                              31, 1995 10-Q, SEC
                                                              File No. 1-168.
   4.9   Fourth Amendment to the Credit Agreement.            Exhibit 4.1 to March
                                                              31, 1995 10-Q, SEC
                                                              File No. 1-168.
   4.10  Credit Agreement dated August 2, 1995, among the     Exhibit 4 to
         Company, Various Lending Institutions, Bank of       September 30, 1995
         Montreal, Corestates Bank, N.A., and PNC Bank,       10-Q, SEC File No.
         National Association, as Co-Agents, and The Chase    1-168.
         Manhattan Bank, N.A., as Administrative Agent.
   4.11  First Amendment to Credit Agreement dated August     Exhibit 4.1 to
         22, 1995.                                            September 30, 1995
                                                              10-Q, SEC File No.
                                                              1-168.

                               INDEX TO EXHIBITS
                                 ITEM 14(A) 3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
  10.1   The 1991 Stock Incentive Plan of AMETEK, Inc. (the   Annex A to 1991 Proxy
         "1991 Plan").*                                       Statement, SEC File
                                                              No. 1-168.
  10.2   Amendment No. 1 to the 1991 Plan.*                   Exhibit 10.2 to 1993
                                                              10-K, SEC File No.
                                                              1-168.
  10.3   Amendment No. 2 to the 1991 Plan.*                   Exhibit 10.3 to 1994
                                                              10-K.
  10.4   The 1987 Employees' Non-Qualified Stock Option and   Annex B to 1991 Proxy
         Stock Appreciation Rights Plan (the "1987 Plan").*   Statement.
  10.5   Amendment No. 1 to the 1987 Plan.*                   Exhibit 10.4 to 1993
                                                              10-K.
  10.6   The 1983 Employees' Incentive Stock Option Plan      Exhibit 10.5 to 1993
         (the "1983 Plan").*                                  10-K.
  10.7   Amendment No. 1 to the 1983 Plan.*                   Exhibit (19)a) to
                                                              September 30, 1987
                                                              10-Q, SEC File No. 1-
                                                              168.
  10.8   Amendment No. 2 to the 1983 Plan.*                   Exhibit (10)e) to
                                                              1987 10-K.
  10.9   Amendment No. 3 to the 1983 Plan.*                   Exhibit (10)h) to
                                                              1989 10-K, SEC File
                                                              No.1-168.
  10.10  Amendment No. 4 to the 1983 Plan.*                   Exhibit 10.9 to 1993
                                                              10-K.
  10.11  The 1981 Employees' Non-Qualified Stock Option and   Exhibit 10.7 to 1991
         Stock Appreciation Rights Plan (the "1981 Plan").*   10-K.
  10.12  Amendment No. 1 to the 1981 Plan.*                   Exhibit (10)g) to
                                                              1987 10-K.
  10.13  Amendment No. 2 to the 1981 Plan.*                   Exhibit (10)k) to
                                                              1989 10-K.
  10.14  Amendment No. 3 to the 1981 Plan.*                   Exhibit (10)i) to
                                                              1988 10-K, SEC File
                                                              No. 1-168.
  10.15  Amendment No. 4 to the 1981 Plan.*                   Exhibit 10.14 to 1993
                                                              10-K.
  10.16  Employees' Retirement Plan of AMETEK, Inc., as       Exhibit 10.15 to 1993
         restated January 1, 1989 and amended to December     10-K.
         31, 1993 (the "Retirement Plan").*
  10.17  Amendment No. 1 to the Retirement Plan.*             Exhibit 10.17 to 1994
                                                              10-K.
  10.18  Amendment No. 2 to the Retirement Plan.*             Exhibit 10.18 to 1994
                                                              10-K.
  10.19  Amendment No. 3 to the Retirement Plan.*                                         X

                               INDEX TO EXHIBITS
                                 ITEM 14(A) 3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
  10.20  AMETEK, Inc. Retirement Plan for Directors, dated    Exhibit 10.16 to 1993
         April 28, 1983 (the "Directors Plan").*              10-K.
  10.21  Amendment to the Directors Plan.*                    Exhibit 10.20 to 1994
                                                              10-K.
  10.22  Second Amendment to the Directors Plan.*             Exhibit (10)m) to
                                                              1986 10-K, SEC File
                                                              No. 1-168.
  10.23  Third Amendment to the Directors Plan.*              Exhibit (10)v) to
                                                              1987 10-K.
  10.24  AMETEK, Inc. Death Benefit Program for Directors,    Exhibit (10)y) to
         pursuant to which the Company has entered into       1987 10-K.
         agreements, restated January 1, 1987, with certain
         directors and one former director of the Company
         (the "Directors Program").*
  10.25  Amendment No. 1 to the Directors Program.*           Exhibit (10)z) to
                                                              1987 10-K.
  10.26  The AMETEK Savings and Investment Plan, as           Exhibit 10.31 to 1992
         restated and amended to October 1, 1992 (the         10-K.
         "Savings Plan").*
  10.27  Amendment No. 1 to the Savings Plan.*                Exhibit 10.23 to 1993
                                                              10-K.
  10.28  Amendment No. 2 to the Savings Plan.*                Exhibit 10.27 to 1994
                                                              10-K.
  10.29  Amendment No. 3 to the Savings Plan.*                Exhibit 10.28 to 1994
                                                              10-K.
  10.30  Amendment No. 4 to the Savings Plan.*                Exhibit 10.29 to 1994
                                                              10-K.
  10.31  Amendment No. 5 to the Savings Plan.*                Exhibit 10.30 to 1994
                                                              10-K.
  10.32  Amendment No. 6 to the Savings Plan.*                                            X
  10.33  Amendment No. 7 to the Savings Plan.*                                            X
  10.34  Reorganization and Distribution Agreement by and     Exhibit (2) to Form
         between the Company and Ketema, Inc. (the            8-K dated November
         "Reorganization and Distribution Agreement").        30, 1988, SEC File
                                                              No. 1-168.
  10.35  Agreements between the Company and Ketema, Inc.      Exhibit 10.56 to 1991
         amending certain provisions of the Reorganization    10-K.
         and Distribution Agreement.
  10.36  Benefits Agreement by and between the Company and    Exhibit (10)ss) to
         Ketema, Inc.                                         1988 10-K.
  10.37  Tax Agreement by and between the Company and         Exhibit (10)tt) to
         Ketema, Inc.                                         1988 10-K.
  10.38  Support Services Agreement by and between the        Exhibit (10)uu) to
         Company and Ketema, Inc.                             1988 10-K.
  10.39  Form of Severance Benefit Agreement between the      Exhibit (10)ww) to
         Company and certain executives of the Company.*      1989 10-K.

                               INDEX TO EXHIBITS
                                 ITEM 14(A) 3)

                                                                   INCORPORATED      FILED WITH
 EXHIBIT                                                            HEREIN BY        ELECTRONIC
 NUMBER                      DESCRIPTION                           REFERENCE TO      SUBMISSION
 -------                     -----------                           ------------      ----------
  10.40  Form of Restricted Stock Agreement between the       Exhibit 10.59 to 1991
         Company and certain directors of the Company,        10-K.
         dated as of February 27, 1991.*
  10.41  Form of Restricted Stock Agreement between the       Exhibit 10.60 to 1991
         Company and certain executives of the Company,       10-K.
         dated as of May 21, 1991.*
  10.42  Form of Supplemental Retirement Benefit Agreement    Exhibit 10.61 to 1991
         between the Company and certain executives of the    10-K.
         Company, dated as of May 21, 1991.*
  10.43  Supplemental Senior Executive Death Benefit Plan,    Exhibit 10.41 to 1992
         effective as of January 1, 1992 (the "Senior         10-K.
         Executive Plan").*
  10.44  Amendment No. 1 to the Senior Executive Plan.*       Exhibit 10.42 to 1992
                                                              10-K.
  10.45  Senior Executive Split Dollar Death Benefit Plan,    Exhibit 10.43 to 1992
         dated as of December 15, 1992.*                      10-K.
  10.46  The 1995 Stock Incentive Plan of Ametek, Inc. (the   Annex A to 1995 Proxy
         "1995 Plan").*                                       Statement.
  10.47  Amendment No. 1 to the 1995 Plan.*                   Exhibit 10 to June
                                                              30, 1995 10-Q, SEC
                                                              File No. 1-168.
  12     Statement regarding computation of ratio of
         earnings to fixed charges.                                                       X
  21     Subsidiaries of the Registrant.                                                  X
  23     Consent of Independent Auditors.                                                 X
  27     Financial Data Schedule.                                                         X
  99     Letter to the holders of the Company's Common        Exhibit (21) to June
         Stock, dated July 31, 1989 (including Summary of     30, 1989 10-Q.
         Rights).

--------
* Management contract or compensatory plan required to be filed pursuant to
  Item 601 of Regulation S-K.