Form 10-Q
period 1996-03-31
AMETEK INC
filed 1996-05-10
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996
                               -------------------------------------------------

                                  OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

  Common Stock, $.01 Par Value, outstanding at April 30, 1996 was 32,690,303 shares.

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

Item 1.  Financial Statements
- -----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                                           Three months ended March 31,
                                                                         ---------------------------------
                                                                             1996                1995
                                                                         -------------       -------------
Net sales                                                                 $   227,633         $   211,527
                                                                         -------------       -------------

Expenses:
  Cost of sales (excluding depreciation)                                      177,213             162,847
  Selling, general & administrative                                            19,914              20,193
  Depreciation                                                                  7,032               6,981
                                                                         -------------       -------------
    Total expenses                                                            204,159             190,021
                                                                         -------------       -------------

Operating income                                                               23,474              21,506

Other income (expenses):
  Interest expense                                                             (4,837)             (5,032)
  Other, net                                                                      544                 540
                                                                         -------------       -------------
Income from continuing operations
  before income taxes                                                          19,181              17,014
Provision for income taxes                                                      6,965               6,865
                                                                         -------------       -------------

Income from continuing operations                                              12,216              10,149
Income from discontinued operations, net of taxes                                   -                 513
                                                                         -------------       -------------

Net income                                                                $    12,216         $    10,662
                                                                         =============       =============

Earnings per share:
  Income from continuing operations                                       $      0.37         $      0.30

  Income from discontinued operations                                               -                0.01
                                                                         -------------       -------------

  Net income                                                              $      0.37         $      0.31
                                                                         =============       =============

Cash dividends paid per share                                             $      0.06         $      0.06
                                                                         =============       =============

Average common shares outstanding                                          32,783,106          34,244,298
                                                                         =============       =============


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)

                                                     March 31,     December 31,
                                                       1996            1995
                                                    ------------   -------------
                                                    (Unaudited)

ASSETS
- ------
Current assets:
  Cash and cash equivalents                              $3,285          $7,011
  Marketable securities                                   6,867           5,694
  Receivables, less allowance for possible losses       143,334         118,782
  Inventories                                           101,898         101,515
  Deferred income taxes                                  12,579          11,825
  Other current assets                                    6,075           4,518
                                                    ------------   -------------
    Total current assets                                274,038         249,345
                                                    ------------   -------------

Property, plant and equipment                           415,948         408,050
  Less accumulated depreciation                        (238,548)       (231,212)
                                                    ------------   -------------
                                                        177,400         176,838
                                                    ------------   -------------

Intangibles, investments and other assets                98,178         100,562
                                                    ------------   -------------

    Total assets                                       $549,616        $526,745
                                                    ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Short-term borrowings and current
   portion of long-term debt                            $68,496         $56,374
  Accounts payable                                       73,356          76,569
  Accruals                                               84,984          77,733
                                                    ------------   -------------
    Total current liabilities                           226,836         210,676

Long-term debt                                          150,409         150,430

Deferred income taxes                                    32,390          31,927

Other long-term liabilities                              45,918          46,653

Stockholders' equity                                     94,063          87,059
                                                    ------------   -------------
    Total liabilities and stockholders' equity         $549,616        $526,745
                                                    ============   =============

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)


                                                                       Three months ended March 31,
                                                                      ------------------------------
                                                                           1996          1995 (a)
                                                                      -------------    -------------
Cash provided by (used for):

Operating activities:
 Net income                                                                $12,216          $10,662
 Deduct discontinued operations:
  Net income from discontinued operations                                        -             (513)
                                                                      ------------     -------------
  Income from continuing operations                                         12,216           10,149
 Adjustments to reconcile income from continuing
  operations to net cash used for continuing operations:
  Depreciation and amortization                                              9,065            8,876
  Deferred income taxes                                                       (559)             305
  Net change in operating working capital                                  (21,255)         (20,161)
  Other                                                                     (1,423)             590
                                                                       ------------    -------------
Cash used for continuing operations                                         (1,956)            (241)
Cash provided by discontinued operations                                         -              484
                                                                       ------------    -------------
   Total operating activities                                               (1,956)             243
                                                                       ------------    -------------

Investing activities:
 Additions to property, plant and equipment                                 (6,391)          (4,976)
 Purchase of businesses and investments                                          -          (33,458)
 Other                                                                      (1,149)             988
                                                                       ------------    -------------
   Total investing activities                                               (7,540)         (37,446)
                                                                       ------------    -------------
Financing activities:
 Net change in short-term borrowings                                        12,025           50,700
 Repurchases of common stock                                                (5,284)         (13,863)
 Cash dividends paid                                                        (1,976)          (2,035)
 Other                                                                       1,005              580
                                                                       ------------    -------------
   Total financing activities                                                5,770           35,382
                                                                       ------------    -------------

Decrease in cash and cash equivalents                                       (3,726)          (1,821)

Cash and cash equivalents:
 As of January 1                                                             7,011            7,245
                                                                       ------------    -------------
 As of March 31                                                             $3,285           $5,424
                                                                       ============    =============

_______________________________________________
(a)  Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1996
                                --------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
- ------   --------------------------------

     The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at March 31, 1996 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1996 and 1995 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report.


Note 2 - Earnings Per Share
- ------   ------------------

     Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the first quarter of 1996 or 1995 if it were assumed that all outstanding stock options were exercised.


Note 3 - Inventories
- ------   -----------

     The estimated components of inventory stated at lower of LIFO cost or market are:


                                                       In thousands
                                               -----------------------------
                                                March 31,       December 31,
                                                  1996              1995
                                                ---------        ----------
                                               (Unaudited)

 Finished goods and parts                      $   30,666       $  31,628
 Work in process                                   24,321          23,491
 Raw materials and purchased parts                 46,911          46,396
                                                   ------         -------
                                               $  101,898       $ 101,515
                                                  =======         =======

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
of Operations
- -------------

RESULTS OF OPERATIONS
- ---------------------

        The following table sets forth sales and operating income by business segment:


                                                                          Three months ended March 31,
                                                                          ----------------------------
                                                                             1996            1995
                                                                             ----            ----
   Net sales                                                                 (Dollars in thousands)
   ---------

   Electro-mechanical                                                     $ 98,137        $ 97,490
   Precision Instruments                                                    79,615          71,461
   Industrial Materials                                                     49,881          42,576
                                                                          --------        --------
     Total Consolidated                                                   $227,633        $211,527
                                                                          ========        ========

   Operating income
   ----------------

   Electro-mechanical                                                     $ 11,980        $ 12,745
   Precision Instruments                                                     8,736           7,716
   Industrial Materials                                                      9,392           7,764
                                                                            ------          ------
     Total Segments                                                         30,108          28,225
   Corporate and other                                                      (6,634)         (6,719)
                                                                          --------        --------
     Total Consolidated                                                   $ 23,474        $ 21,506
                                                                          ========        ========

Operations for the first quarter of 1996 compared to the first quarter of 1995
- ------------------------------------------------------------------------------


   Sales for the first quarter of 1996 were $227.6 million, compared to sales of $211.5 million for the first quarter of 1995, an increase of $16.1 million or 7.6%. The sales improvement came almost equally from the Company's Precision Instruments and Industrial Materials Groups. The Precision Instruments Group's sales increased $8.2 million or 11.4% to $79.6 million from last year's first-quarter, due to the Dixson heavy vehicle instrumentation acquisition in late March 1995, and higher sales of aerospace products. The Industrial Materials Group's sales increased $7.3 million or 17.2%, to $49.9 million, compared to first quarter 1995 sales of $42.6 million, due to increased sales of water filtration and specialty metal products.
   The Electro-mechanical Group's first quarter 1996 sales of $98.1 million were not significantly changed from the same period of 1995.


   Operating income for the first quarter of 1996 increased $2.0 million or 9.2% to $23.5 million, primarily the result of the Company's higher sales volume and improved operating efficiencies in the Precision Instruments and Industrial Materials Groups.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

   The effective income tax rate was 36.3% for the first quarter of 1996 compared with 40.3% for the first quarter of 1995. The reduced 1996 tax rate reflects the overall effect of lower Italian pretax earnings in the current first quarter. The 1995 tax rate included the current and deferred tax effect of a one percent increase in the Italian statutory income tax rate.

   Income from continuing operations and net income for the first quarter of 1996 was $12.2 million, or $.37 per share, compared to income from continuing operations of $10.2 million or $.30 per share in the first quarter of 1995, an income improvement of $2.0 million or 20.4%. First quarter 1995 income from operations discontinued in May 1995 was $.5 million, or $.01 per share, resulting in net income for that quarter of $10.7 million or $.31 per share.

   The weighted average shares outstanding during the first quarter of 1996 was
   32.8 million, compared to 34.2 million shares for the same quarter of 1995, a reduction of 1.4 million shares or 4%. The reduced number of shares reflects the Company's ongoing share repurchase program, which began in late March, 1994.

        Electro-mechanical Group sales totaled $98.1 million in the current
        ------------------------
        first quarter, essentially unchanged from the $97.5 million in the first quarter of 1995. Domestic vacuum motor product sales increases were substantially offset by lower foreign sales caused by weak market conditions in Europe.

        Operating profit of this group decreased $.8 million or 6% to $12.0 million in this year's first quarter. Operating profit margins decreased to 12.2% in the current quarter from 13.1% in the first quarter of 1995, primarily due to softness in the European floorcare market, which is adversely affecting the Company's Italian motor operations. These conditions are being moderated by programs to reduce costs, improve margins from operating efficiencies, and to explore new market opportunities. Operating margins of domestic divisions increased due to improved production efficiencies. Market expansion and cost reduction programs for this Group have been initiated in Mexico, China and in the Czech Republic. Recently, the Group leased facilities in Reynosa, Mexico and in China to manufacture motors to reduce costs and enter new markets. In the Czech Republic, a new motor manufacturing operation is being pursued, subject to certain due diligence reviews, with objectives similiar to the planned manufacturing operation in China. Sales growth and profit enhancement opportunities continue to be explored by the Group as the Company continues the global expansion of its electric motor businesses. The expansion programs are not expected to have a significant impact on Group results for 1996.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
- ---------------------

        In the Precision Instruments Group, sales of $79.6 million in this
               ---------------------------
        year's first quarter were up $8.2 million or 11.4% from the same quarter last year. The acquisition of the heavy vehicle instruments business of Dixson, Inc., which occurred at the end of the first quarter of 1995, contributed to the increase in sales, along with higher sales of aerospace instruments. The sales increase was reduced by an industry-wide decline in demand for heavy trucks.

        Group operating profit for the current quarter increased $1.0 million or 13.2% to $8.7 million from $7.7 million in the same period last year. The Group benefited significantly from the lower cost structure now in place as a result of the restructuring activities begun in 1993. In addition, the aerospace business experienced a favorable change in product mix in the current quarter. The increased profits from the aerospace business were partially offset by lower profits due to the weakness in the market for heavy truck instrumentation.

        The Industrial Materials Group's first-quarter 1996 sales increased $7.3
            ----------------------------
        million or 17.2% to $49.9 million, compared to $42.6 million in sales for the first quarter of 1995. The increased sales were largely due to higher shipments of specialty metals and water filtration products, including sales by a French water filtration business acquired in the fourth quarter of 1995. Group operating profit for the current quarter increased $1.6 million, or 21.0%, to $9.4 million, due to the increase in sales volume, and improved operating efficiencies.

FINANCIAL CONDITION
- -------------------

        Liquidity and Capital Resources
        -------------------------------

        Working capital at March 31, 1996 amounted to $47.2 million, an increase of $8.5 million from December 31, 1995, due primarily to an increase in receivables, offset somewhat by higher short-term borrowings. The increase in receivables was attributable to the higher level of sales during the period. Higher short-term borrowings were primarily used to fund investing and financing requirements. The ratio of current assets to current liabilities at March 31, 1996 was 1.21 to 1, compared to 1.18 to 1 at December 31, 1995.

        Cash used for operating activities in the first quarter of 1996 totaled $2.0 million, and reflects requirements to support the increase in receivables, partially offset by positive cash flow from net income and slightly higher accounts payable and accruals.

        Cash used for investing activities in the first quarter of 1996 totaled $7.5 million, primarily for additions to property, plant and equipment. This compares to cash used of $37.4 million in the same period last year. Expenditures in the first quarter of 1995 included $33.5 million for the purchase of a business and an investment in a joint venture.

                                 AMETEK, INC.
                                 ------------


FINANCIAL CONDITION (CONT'D)
- -------------------

        Financing activities in the first quarter of 1996 provided cash totaling $5.8 million, compared to cash provided of $35.4 million in the first quarter of 1995. In the 1996 quarter the Company received net proceeds from short-term borrowings totaling $12.0 million, which were used to repurchase 316,000 shares of the Company's common stock at a total cost of $5.3 million, finance dividend payments totaling $2.0 million, fund additions to property, plant and equipment, and support operating cash flow requirements. Financing activities in the first quarter of 1995 included net short-term borrowings of $50.7 million, which were used to fund the cash outlay for the purchase of the business and investment mentioned earlier, repurchase $13.9 million of the Company's common stock (796,000 shares), and make dividend payments of $2.0 million.

        The stock repurchases mentioned above are being made under a previously announced plan to enhance shareholder value. Since beginning the stock repurchase program in March 1994, a total of 12.1 million shares have been acquired as of May 8, 1996, at a total cost of $169.2 million, under a $175 million authorization.

        As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities decreased $2.6 million since December 31, 1995, to $10.2 million at March 31, 1996. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 23, 1996. The following matters were voted on at the Annual Meeting:

       1)      Election of Directors.  The following persons were elected as
               ----------------------
               directors:

                                                             Number of Shares
                                                  --------------------------------------
                                                                        Voted against
                       Name                             Voted for        or withheld
               -------------------------------    ------------------    ----------------
                   Walter E. Blankley                   27,630,165          4,975,653
                   Lewis G. Cole                        27,423,081          5,182,737
                   Helmut N. Friedlaender               27,643,347          4,962,471
                   Sheldon S. Gordon                    27,653,103          4,952,715
                   Charles D. Klein                     27,631,543          4,974,275
                   James R. Malone                      27,651,303          4,954,515
                   David P. Steinmann                   27,651,466          4,954,352
                   Elizabeth R. Varet                   27,649,176          4,956,642


       2)      Appointment of Independent Auditors. The stockholders approved
               -----------------------------------
               the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1996. There were 27,786,947 shares voted for approval; 55,695 shares voted against; 116,523 abstentions, and 4,646,653 shares not voting.


Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

a)     Exhibits:

        Exhibit
        Number                     Description
        ------                     -----------


          27           Financial Data Schedule *

                       *  Schedule submitted in electronic format only.

b) Reports on Form 8-K: During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.

                                 AMETEK, INC.
                                 ------------



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMETEK, INC.
                                  ---------------------------------------------
                                                   (Registrant)



                                  By  /s/  Robert R. Mandos, Jr.
                                    -------------------------------------------
                                           Robert R. Mandos, Jr.
                                           Comptroller
                                           (Principal Accounting Officer)


May 10, 1996