Form 10-Q
period 1996-06-30
AMETEK INC
filed 1996-08-12
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                             June 30, 1996
                              --------------------------------------------------

                                      OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________

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

Common Stock, $.01 Par Value, outstanding at July 31, 1996 was 32,627,902 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
- -----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                           Three months ended                  Six months ended
                                                                June 30,                            June 30,
                                                      ----------------------------        ----------------------------
                                                          1996            1995                1996            1995
                                                      ------------    ------------        ------------    ------------
Net sales                                                $223,998        $219,111            $451,631        $430,638
                                                      ------------    ------------        ------------    ------------
Expenses:
   Cost of sales (excluding depreciation)                 173,412         168,549             350,625         331,396
   Selling, general and administrative                     19,407          19,642              39,321          39,835
   Depreciation                                             7,035           6,450              14,067          13,431
                                                      ------------    ------------        ------------    ------------
     Total expenses                                       199,854         194,641             404,013         384,662
                                                      ------------    ------------        ------------    ------------

Operating income                                           24,144          24,470              47,618          45,976
Other income (expenses):
   Interest expense                                        (4,967)         (5,422)             (9,804)        (10,454)
   Other, net                                                 815             148               1,359             688
                                                      ------------    ------------        ------------    ------------
Income from continuing operations
   before income taxes                                     19,992          19,196              39,173          36,210
Provision for income taxes                                  7,025           7,267              13,990          14,132
                                                      ------------    ------------        ------------    ------------

Income from continuing operations                          12,967          11,929              25,183          22,078
Discontinued operations, net of taxes:
   Income from discontinued operations                         --             266                  --             779
   Gain on sale of discontinued operations                     --          10,420                  --          10,420
                                                      ------------    ------------        ------------    ------------
Net income                                                $12,967         $22,615             $25,183         $33,277
                                                      ============    ============        ============    ============

Earnings per share:
  Income from continuing operations                         $0.40           $0.36               $0.77           $0.65
  Discontinued operations:
     Income from discontinued operations                       --            0.01                  --            0.02
     Gain on sale of discontinued operations                   --            0.31                  --            0.31
                                                      ------------    ------------        ------------    ------------
  Net income                                                $0.40           $0.68               $0.77           $0.98
                                                      ============    ============        ============    ============

Cash dividends paid per share                               $0.06           $0.06               $0.12           $0.12
                                                      ============    ============        ============    ============

Average common shares outstanding                      32,619,854      33,354,009          32,701,480      33,799,154
                                                      ============    ============        ============    ============


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)

                                                                June 30,           December 31,
                                                                  1996                 1995
                                                              -----------          ------------
                                                              (Unaudited)
ASSETS
- ------

Current assets:
    Cash and cash equivalents                                      $4,157                $7,011
    Marketable securities                                           7,939                 5,694
    Receivables, less allowance for possible losses               141,696               118,782
    Inventories                                                    97,604               101,515
    Deferred income taxes                                          11,531                11,825
    Other current assets                                            5,796                 4,518
                                                              -----------          ------------
        Total current assets                                      268,723               249,345
                                                              -----------          ------------

Property, plant and equipment                                     425,664               408,050
    Less accumulated depreciation                                (245,816)             (231,212)
                                                              -----------          ------------
                                                                  179,848               176,838
                                                              -----------          ------------

Intangibles, investments and other assets                          99,156               100,562
                                                              -----------          ------------

        Total assets                                             $547,727              $526,745
                                                              ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                   $51,470               $56,374
    Accounts payable                                               70,749                76,569
    Accruals                                                       92,151                77,733
                                                              -----------          ------------
        Total current liabilities                                 214,370               210,676

Long-term debt                                                    150,349               150,430

Deferred income taxes                                              32,224                31,927

Other long-term liabilities                                        46,467                46,653

Stockholders' equity                                              104,317                87,059
                                                              -----------          ------------

        Total liabilities and stockholders' equity               $547,727              $526,745
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

                                 AMETEK, INC.
                                 ------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)


                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                          1996             1995
                                                                        --------         --------
Cash provided by (used for):

Operating activities:
 Net income                                                              $25,183          $33,277
 Deduct discontinued operations:
  Net income from discontinued operations                                      -             (779)
  Net gain on sale of discontinued operations                                  -          (10,420)
                                                                        --------         --------
    Income from continuing operations                                     25,183           22,078
 Adjustments to reconcile income from continuing operations
    to net cash provided by continuing operations:
  Depreciation and amortization                                           18,123           17,527
  Deferred income taxes                                                      112           (2,080)
  Net change in operating working capital                                (11,237)          (2,483)
  Other                                                                   (2,413)             819
                                                                        --------         --------
 Cash provided by continuing operations                                   29,768           35,861
 Cash used for discontinued operations                                         -           (2,572)
                                                                        --------         --------
    Total operating activities                                            29,768           33,289
                                                                        --------         --------
Investing activities:
 Additions to property, plant and equipment                              (14,911)         (13,240)
 Proceeds from sale of discontinued operations and other assets                -           37,984
 Purchase of and investments in businesses                                     -          (38,280)
(Increase) decrease in marketable securities                              (2,245)           3,083
 Other                                                                      (320)               -
                                                                        --------         --------
    Total investing activities                                           (17,476)         (10,453)
                                                                        --------         --------
Financing activities:
 Net change in short-term borrowings                                      (5,048)          20,400
 Repayments of long-term debt                                                  -           (5,179)
 Repurchases of common stock                                             (10,693)         (25,734)
 Cash dividends paid                                                      (3,930)          (4,030)
 Other (principally proceeds from stock options)                           4,525            1,367
                                                                        --------         --------

   Total financing activities                                            (15,146)         (13,176)
                                                                        --------         --------

(Decrease) increase in cash and cash equivalents                          (2,854)           9,660

Cash and cash equivalents:
 As of January 1                                                           7,011            7,245
                                                                        --------         --------

 As of June 30                                                            $4,157          $16,905
                                                                        ========         ========


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1996
                                 -------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
- ------   --------------------------------

    The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at June 30, 1996 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1996 and 1995 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report.


Note 2 - Earnings Per Share
- ------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the second quarter or first six months of 1996 or 1995 if it were assumed that all outstanding stock options were exercised.


Note 3 - Inventories
- ------   -----------

    The estimated components of inventory stated at lower of LIFO cost or market are:

                                                            In thousands
                                                     -------------------------
                                                     June 30,     December 31,
                                                       1996           1995
                                                     --------     ------------
                                                    (Unaudited)
      Finished goods and parts                        $28,962         $ 31,628
      Work in process                                  22,508           23,491
      Raw materials and purchased parts                46,134           46,396
                                                      -------         --------
                                                      $97,604         $101,515
                                                      =======         ========

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

     The following table sets forth sales and operating income by business segment:

                                                     (Dollars in thousands)
                                   Three months ended June 30,    Six months ended June 30,
                                   ---------------------------    -------------------------
                                       1996         1995             1996          1995
                                       ----         ----             ----          ----
  Net sales
  ---------
  Electro-mechanical               $ 97,189     $ 98,676         $195,326     $196,166
  Precision Instruments              78,541       78,280          158,156      149,741
  Industrial Materials               48,268       42,155           98,149       84,731
                                   --------     --------         --------     --------
   Total Consolidated              $223,998     $219,111         $451,631     $430,638
                                   ========     ========         ========     ========

  Operating income
  ----------------

  Electro-mechanical              $  9,948     $ 13,498         $ 21,928     $ 26,243
  Precision Instruments              9,698        9,735           18,434       17,451
  Industrial Materials               9,661        6,699           19,053       14,463
                                  --------     --------         --------     --------
   Total Segments                   29,307       29,932           59,415       58,157
  Corporate and other               (5,163)      (5,462)         (11,797)     (12,181)
                                  --------     --------         --------     --------
   Total Consolidated             $ 24,144     $ 24,470         $ 47,618     $ 45,976
                                  ========     ========         ========     ========

  Operations for the second quarter of 1996 compared to the second quarter of
  ------------------------------------------------------------------------------
  1995
  ----

  Sales for the second quarter of 1996 were $224.0 million, compared to sales of $219.1 million for the same quarter of 1995, an increase of $4.9 million or 2.2%. The improvement was due to an increase in sales in the Industrial Materials Group of $6.1 million or 14.5% to $48.3 million in the current second quarter, led by the water filtration and specialty metal products businesses. Partly offsetting that increase was a decrease in sales by the Electro-mechanical Group, which declined $1.5 million or 1.5% to $97.2 million for the second quarter of 1996 due to continuing softness in the European floorcare market. The Precision Instruments Group sales for the second quarter were essentially unchanged from the second quarter of 1995 at $78.5 million.

  Operating income for the second quarter of 1996 declined $.3 million or 1.3% to $24.1 million; operating profits as a percentage of sales decreased to 13.1% in the current second quarter from 13.7% in the same period of 1995. The profit effect from the overall sales increase was more than offset by an unfavorable change in product mix and reduced operating efficiencies, primarily in the Electro-mechanical Group.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

  Other expenses, net (including interest expense) decreased $1.1 million or 21.3% to $4.2 million in the second quarter of 1996 compared to $5.3 million in the same quarter of 1995. The decrease was due to a reduction of interest expense caused by lower average debt outstanding and lower amortization of debt issuance costs during the current period. The lower amortization of deferred debt issuance costs in the current quarter is due to the absence of such cost pertaining to a prior revolving credit agreement, which costs were written off in the third quarter of last year. Amortization of lower deferred debt issuance costs attributable to a subsequent revolving credit agreement also contributed to the decrease. In addition, other income for the second quarter of 1996 improved from the same period last year due to higher investment income.

  The effective income tax rate was 35.1% for the second quarter of 1996 compared with 37.9% for the same quarter of 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of pretax income from the Company's Italian motor operations in the current second quarter. The second quarter of 1995 included a higher mix of Italian income, which was taxed at a rate higher than U.S. pretax income.

  Income from continuing operations and net income for the second quarter of 1996 was $12.9 million, or $.40 per share, compared to income from continuing operations of $11.9 million or $.36 per share in the same quarter of 1995, an income improvement of $1.0 million or 8.7%, and increased earnings per share from continuing operations of 11.1%. Second quarter 1995 net income was $22.6 million, or $.68 per share, and included income from operations discontinued of $.3 million, or $.01 per share, and a gain from the May 1995 sale of discontinued operations of $10.4 million or $.31 per share.

  The weighted average shares outstanding during the second quarter of 1996 was
  32.6 million shares, compared to 33.3 million shares for the same quarter of 1995, a reduction of .7 million shares or 2.2%. The reduced number of shares reflects shares repurchased since June 30, 1995 under the Company's share repurchase program, net of shares issued upon the exercise of employee stock options.

     Electro-mechanical Group sales totaled $97.2 million in the current second
     ------------------------
     quarter, a reduction of $1.5 million or 1.5% from the same quarter of 1995. The continuing economic downturn in Europe and its negative effects on Europe's floorcare markets resulted in lower sales from the Group's Italian motor operations, as well as lower U.S. export sales to Europe. Partly offsetting this decrease, however, were higher domestic sales to both floorcare and non-floorcare markets. Domestic order input increased significantly in the current second quarter compared to the same period in 1995, with especially strong orders in June 1996.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

     Operating profit of this Group decreased $3.6 million or 26.3% to $9.9 million in this year's second quarter. Operating profit margins decreased to 10.2% in the current quarter from 13.7% in the same quarter of 1995, primarily due to the decrease in sales to the European floorcare market, and resulting operating inefficiencies stemming from the reduction in capacity utilization in the Group's Italian motor operations. Domestic operations also experienced a reduction in profit margins for the current second quarter, resulting primarily from unfavorable product mix and operating inefficiencies due to the ramp up to higher production levels.

     Efforts to moderate the effects of the decline in Group profit margin continue through the pursuit of increased market share, cost reduction programs, and the undertaking of new market opportunities. A planned increase in market penetration is underway by assisting certain vertically integrated floorcare manufacturers with an evaluation of the benefits of outsourcing their motor production, which would result in lowering their operating costs and capital requirements. In addition, a lower cost operation in Reynosa, Mexico (part of the Group's domestic operations) has begun production of motor components, in preparation for expanding into full motor production, and new operations are near commencement in Shanghai, China. These new operations, and a planned expansion into the Czech Republic, will position this Group to pursue new market opportunities in both Europe and Asia, with a reduced cost structure.

     In the Precision Instruments Group, sales of $78.5 million in this year's
            ---------------------------
     second quarter were essentially unchanged from the $78.3 million reported in the same quarter last year. Increased sales of aerospace instruments were offset by a continuing industry-wide decline in demand for heavy truck instruments. A 30% increase in order input for aerospace products during the 1996 second quarter, compared to the same period last year, indicates continuing strong demand from these markets.

     Group operating profit and margins were essentially unchanged for the comparable second quarters. Group operating profit for both periods was $9.7 million, and represented approximately 12% of the Group's sales. The 1995 second quarter operating profit included a higher than normal recovery of certain contract engineering expenses of $.8 million by the aerospace business. Second quarter 1996 profits of the aerospace business improved significantly compared to the 1995 second quarter due to the increase in aerospace product sales, a favorable change in product mix, and a normalized 1995 second quarter for the engineering expense recovery noted above. Offsetting the increased profitability of the aerospace business was reduced profits from the lower sales of heavy truck instruments.

                                 AMETEK, INC.
                                 ------------


Results of Operations (cont'd)
- ---------------------

     The Industrial Materials Group's second quarter 1996 sales increased $6.1
         ----------------------------
     million or 14.5% to $48.3 million, compared to $42.2 million in sales for the same quarter of 1995. The higher sales were largely due to increased penetration into residential and retail water filtration markets, resulting in higher domestic and export sales of water filtration products, as well as specialty metal products. Also contributing to the increase were sales from a French water filtration business acquired in the fourth quarter of 1995.

     Group operating profit for the current quarter increased $3.0 million, or 44.2%, to $9.7 million. Profit margins rose to 20.0% for the current second quarter from 15.9% in the same period last year. The profit increase was largely due to the increase in sales volume. Also contributing to the improved profitability was increased operating efficiencies resulting from the Company's cost containment initiatives throughout this Group. The French water filtration business acquisition also made a modest contribution to the increase in profits in the current quarter.

     In June 1996, the Company announced that it would retain its Westchester Plastics Division, a member of this Group, which was previously considered for sale. The Company intends to combine Westchester Plastics with the Haveg Division in this Group, to form a new Chemical Products Division within the Industrial Materials Group.

  Operations for the first six months of 1996 compared to the first six months
  ----------------------------------------------------------------------------
  of 1995
  -------

  Sales for the first six months of 1996 were $451.6 million, an increase of $21.0 million or 4.9% from the same period of 1995. The sales improvement came primarily from the Industrial Materials Group, where sales of $98.1 million for the first six months of 1996 increased $13.4 million or 15.8% from the same period of 1995, due to higher domestic and export sales of water filtration and specialty metal products. Precision Instrument Group sales for the first half of 1996 increased $8.4 million or 5.6% to $158.2 million from same period of last year, due to higher sales of aerospace instruments and the contribution of the Dixson heavy vehicle instrumentation business acquired at the end of the first quarter of 1995. The Electro-mechanical Group sales for the first half of 1996 were essentially unchanged from the same period of 1995 at $195.3 million.

  Operating income for the first half of 1996 was $47.6 million, an increase of $1.6 million or 3.6% from the first six months of 1995. The profit effects of the overall sales increase were partly offset by an unfavorable change in product mix and operating inefficiencies, experienced primarily by the Electro-mechanical Group.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

  Other expenses, net (including interest expense) decreased $1.3 million or 13.5% to $8.4 million in the first half of 1996 compared to the same period of 1995. The decrease was due to lower interest expense in the first half of 1996 due to lower average debt outstanding, lower effective interest rates on outstanding borrowings, and lower amortization of deferred debt issuance costs. The lower amortization of deferred debt issuance costs was due to the absence of such costs pertaining to a prior revolving credit agreement, which were written off in the third quarter of 1995, and amortization of lower deferred debt issuance costs attributable to a subsequent revolving credit agreement. Also, other income for the first half of 1996 was higher compared to the same period of 1995 due to increased investment income.

  The effective income tax rate was 35.7% for the first half of 1996, compared to 39.0% for the same period of 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of pretax income from the Company's Italian motor operations in the current six-month period. The 1995 tax rate included a higher mix of Italian income, which was taxed at a rate higher than U.S. pretax income, and also included the impact on current and deferred taxes of a one percent increase in the Italian statutory income tax rate.

  Income from continuing operations and net income for the first half of 1996 was $25.2 million, or $.77 per share, compared to income from continuing operations of $22.1 million or $.65 per share for the same period of 1995, an income improvement of $3.1 million or 14.1%, and increased earnings per share from continuing operations of 18.5%. Net income for the first half of 1995 was $33.3 million, or $.98 per share, which included $.8 million or $.02 per share for income from operations discontinued, and $10.4 million or $.31 per share from a gain on the May 1995 sale of discontinued operations.

  The weighted average shares outstanding during the first six months of 1996 was 32.7 million shares, compared to 33.8 million for the same period of 1995, a decrease of 1.1 million shares or 3.2%. The reduced number of shares reflects shares repurchased since June 30, 1995 under the Company's share repurchase program, net of shares issued upon the exercise of employee stock options.

     The Electro-mechanical Group sales for the first six months of 1996 were
         ------------------------
     $195.3 million, essentially unchanged from the first six months of 1995. Domestic sales gains from both floorcare and nonfloorcare products were offset by lower U.S. export sales to Europe, and reduced European sales by the Group's Italian motor operations, both caused by the continuing weak economy in Europe and the resulting negative effect on the Company's markets there.

     Operating profit of this Group decreased $4.3 million or 16.4% to $21.9 million in the first half of 1996. Profit margins decreased to 11.2% in the first half of 1996 from 13.4% in the same period of 1995. Profitability improvements in domestic operations from increased sales were more than offset by declining profits due to reduced sales volume and operating inefficiencies stemming from the underutilization of operating capacity at the Group's Italian motor operations.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
- ---------------------

     Efforts to moderate the current decrease in profitability include increasing market penetration in Europe by pursuing vertically integrated floorcare manufacturers seeking to outsource their motor production to lower their costs and capital requirements. Profit enhancement initiatives also includes reducing costs, by among other things, commencing a new lower cost operation in Mexico, and penetrating new markets in Europe and Asia with a new operation nearing commencement in China and one planned for the Czech Republic.

     The Precision Instruments Group's sales for the first half of 1996 were
         -----------------------------
     $158.2 million, an increase of $8.4 million or 5.6% from the first half of 1995. Increased sales of aerospace instruments, and the additional sales from the Dixson heavy truck instrumentation business acquired at the end of the 1995 first quarter, were the major reasons for the increase in sales.

     Operating profit of the Group for the first six months of 1996 increased $1.0 million or 5.6% to $18.4 million. The increase was due primarily to the increased sales volume, as profit margins remained at 11.7% for both periods.

     The Industrial Materials Group's sales for the first six months of 1996
         ----------------------------
     were $98.1 million, an increase of $13.4 million or 15.8% from the same period of 1995. The higher sales resulted from increased penetration into residential and retail water filtration markets, resulting in higher domestic and export sales of water filtration products, as well as specialty metal products. Also contributing to the increase was sales from a French water filtration business acquired in the fourth quarter of 1995.

     Operating profit of the Group for the first half of 1996 increased $4.6 million or 31.7% to $19.1 million, profit margins for the Group increased to 19.4% for the first half of 1996 compared to 17.1% for the same period of 1995. The profit increase was partly due to the higher sales volume, and cost containment initiatives throughout the Group resulted in increased operating efficiencies. The French water filtration business acquisition referred to above also contributed to the increase in profit.

Financial Condition
- -------------------

     Liquidity and Capital Resources
     -------------------------------

     Working capital at June 30, 1996 amounted to $54.4 million, an increase of $15.7 million from December 31, 1995, due primarily to an increase in receivables, which was attributable to the higher level of sales during the current period. The ratio of current assets to current liabilities at June 30, 1996 was 1.25 to 1, compared to 1.18 to 1 at December 31, 1995.

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
- -------------------

     Cash provided by operating activities in the first half of 1996 totaled $29.8 million, compared to $33.3 million in cash provided by operations for the same period of 1995. A higher level of income from continuing operations in the current six-month period was more than offset by cash requirements for the increase in operating working capital for the comparable periods.

     Cash used for investing activities in the first half of 1996 totaled $17.5 million, compared to cash used of $10.5 million in the same period last year. Additions to property, plant and equipment were the primary use of cash for investing activities in the first half of the current year, and totaled $14.9 million, compared to $13.2 million in the first half of 1995. Investing activities in the first six months of 1995 also included $38.0 million of cash proceeds from the sale of discontinued operations and other assets, as well as $38.3 million of cash used for the purchase of a business and an investment in a joint venture.

     Financing activities in the first six months of 1996 used cash totaling $15.1 million, compared to cash used of $13.2 million in the same period of 1995. During the first half of 1996, the Company made net repayments of $5.0 million in short-term borrowings, repurchased 600,000 shares of the Company's common stock at a total cost of $10.7 million, funded dividend payments of $3.9 million, and received cash proceeds of $4.7 million from the exercise of employee stock options. Financing activities for the first half of 1995 included net proceeds from short-term borrowings of $20.4 million, a scheduled repayment of $5.0 million on long-term loans under a previous bank credit agreement, expenditures of $25.7 million for the repurchase of 1.5 million shares of the Company's common stock, and dividend payments of $4.0 million.

     The stock repurchases mentioned above are being made under a previously announced plan to enhance shareholder value. Since beginning the stock repurchase program in March 1994, a total of 12.1 million shares have been acquired at a total cost of $169.2 million, under previous authorizations totaling $175 million. In June 1996, the Company announced a new $50 million stock repurchase authorization, and rescinded the unused portion ($5.8 million) of the previous authorizations.

     As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities decreased $.6 million since December 31, 1995, to $12.1 million at June 30, 1996. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

b)   Reports on Form 8-K:

     For the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated June 14, 1996, under Item 5, Other Events, to report its announcement of a new $50 million stock repurchase authorization, and to announce plans to retain its Westchester Plastics Division, which was previously considered for sale. The Company intends to combine Westchester Plastics with its Haveg Division to form a new Chemical Products Division within its Industrial Materials Group.

                                 AMETEK, INC.
                                 ------------



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       AMETEK, INC.
                                          --------------------------------------
                                                       (Registrant)



                                          By  /s/ Robert R. Mandos, Jr.
                                          --------------------------------------
                                                  Robert R. Mandos, Jr.
                                                  Comptroller
                                                  (Principal Accounting Officer)


August 12, 1996