Form 10-Q
period 1996-09-30
AMETEK INC
filed 1996-11-12
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                               -------------------------------------------------

                                  OR

-----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 1-168


                                 AMETEK, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                           13-4923320
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



                  Station Square, Paoli, Pennsylvania   19301
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
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

Common Stock, $.01 Par Value, outstanding at October 31, 1996 was 32,651,841 shares.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                             Three months                     Nine months
                                                          ended September 30,              ended September 30,
                                                    -------------------------------  -------------------------------
                                                         1996             1995            1996             1995
                                                    --------------   --------------  --------------   --------------

Net sales                                                 $212,763         $204,922        $664,394         $635,560
                                                    --------------   --------------  --------------   --------------


Expenses:
   Cost of sales (excluding depreciation)                  164,080          158,838         514,705          490,234
   Selling, general and administrative                      18,184           18,451          57,505           58,286
   Depreciation                                              6,807            6,157          20,874           19,588
                                                    --------------   --------------  --------------   --------------

     Total expenses                                        189,071          183,446         593,084          568,108
                                                    --------------   --------------  --------------   --------------


Operating income                                            23,692           21,476          71,310           67,452
Other income (expenses):
   Interest expense                                         (4,705)          (4,871)        (14,509)         (15,325)
   Other, net                                                  722              152           2,081              840
                                                    --------------   --------------  --------------   --------------

Income from continuing operations
   before income taxes                                      19,709           16,757          58,882           52,967
Provision for income taxes                                   6,753            5,927          20,743           20,059
                                                    --------------   --------------  --------------   --------------


Income from continuing operations                           12,956           10,830          38,139           32,908
Discontinued operations, net of taxes:
   Income from discontinued operations                         -                -                -               779
   Gain on sale of discontinued operations                     -                -                -            10,420
                                                    --------------   --------------  --------------   --------------

Income before extraordinary item                            12,956           10,830          38,139           44,107
Extraordinary loss on early extinguishment
  of debt, net of taxes                                        -             (2,676)             -            (2,676)
                                                    --------------   --------------  --------------   --------------

Net income                                                 $12,956           $8,154         $38,139          $41,431
                                                    ==============   ==============  ==============   ==============


Earnings per share :
  Income from continuing operations                          $0.40            $0.33           $1.17            $0.98
  Discontinued operations:
     Income from discontinued operations                        -                -               -              0.02
     Gain on sale of discontinued operations                    -                -               -              0.31
                                                    --------------   --------------  --------------   --------------
  Income before extraordinary item                            0.40             0.33            1.17             1.31
  Extraordinary loss on early
    extinguishment of debt                                      -             (0.08)             -             (0.08)
                                                    --------------   --------------  --------------   --------------
  Net income                                                 $0.40            $0.25           $1.17            $1.23
                                                    ==============   ==============  ==============   ==============
Cash dividends paid per share                                $0.06            $0.06           $0.18            $0.18
                                                    ==============   ==============  ==============   ==============
Average common shares outstanding                       32,622,601       33,050,747      32,675,187       33,549,685
                                                    ==============   ==============  ==============   ==============


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)


                                                           September 30,     December 31,      September 30,
                                                                1996              1995              1995
                                                           ---------------   --------------    ---------------
                                                           (Unaudited)                         (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                      $7,175           $7,011             $3,312
    Marketable securities                                           7,428            5,694              7,406
    Receivables, less allowance for possible losses               135,015          118,782            127,835
    Inventories                                                    92,091          101,515            102,419
    Deferred income taxes                                          11,397           11,825             12,693
    Other current assets                                            6,090            4,518              5,170
                                                           ---------------   --------------    ---------------

        Total current assets                                     259,196           249,345            258,835
                                                           ---------------   --------------    ---------------

Property, plant and equipment                                     434,200          408,050            394,396
    Less accumulated depreciation                                (252,280)        (231,212)          (224,829)
                                                           ---------------   --------------    ---------------
                                                                  181,920          176,838            169,567
                                                           ---------------   --------------    ---------------

Intangibles, investments and other assets                          99,991          100,562             93,828
                                                           ---------------   --------------    ---------------

        Total assets                                             $541,107         $526,745           $522,230
                                                           ===============   ==============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                   $49,989          $56,374            $67,214
    Accounts payable                                               67,166           76,569             69,496
    Accruals                                                       85,307           77,733            101,073
                                                           ---------------   --------------    ---------------
        Total current liabilities                                 202,462          210,676            237,783

Long-term debt                                                    150,332          150,430            150,486

Deferred income taxes                                              33,121           31,927             25,616

Other long-term liabilities                                        40,640           46,653             27,469

Stockholders' equity                                              114,552           87,059             80,876
                                                           ---------------   --------------    ---------------
        Total liabilities and stockholders' equity               $541,107         $526,745           $522,230
                                                           ===============   ==============    ===============

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                     Nine months
                                                                                 ended September 30,
                                                                              --------------------------
                                                                                1996             1995
                                                                              ---------        ---------
Cash provided by (used for):

Operating activities:
  Net income                                                                    $38,139          $41,431
  Deduct discontinued operations:
    Net income from discontinued operations                                         -               (779)
    Net gain on sale of discontinued operations                                     -            (10,420)
  Extraordinary loss on early extinguishment of debt                                -              2,676
                                                                              ---------        ---------
      Income from continuing operations                                          38,139           32,908
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization                                               26,572           25,643
     Deferred income taxes                                                        1,070           (1,595)
     Net change in operating working capital                                    (11,094)         (22,005)
    (Decrease) increase in other long-term liabilities                           (5,018)             970
     Other                                                                       (3,806)            (791)
                                                                              ---------        ---------
     Cash provided by continuing operations                                      45,863           35,130
     Cash used for discontinued operations                                           -            (2,572)
                                                                              ---------        ---------
      Total operating activities                                                 45,863           32,558
                                                                              ---------        ---------

Investing activities:
      Additions to property, plant and equipment                                (23,515)         (19,885)
      Proceeds from sale of discontinued operations and other assets                -             37,990
      Purchase of and investments in businesses                                     -            (38,280)
      (Increase) decrease in marketable securities                               (1,734)           4,139
      Other                                                                        (935)              -
                                                                              ---------        ---------
      Total investing activities                                                (26,184)         (16,036)
                                                                              ---------        ---------

Financing activities:
  Net change in short-term borrowings                                            (6,577)          65,346
  Repayments of long-term debt                                                       -           (50,218)
  Repurchases of common stock                                                   (12,521)         (32,954)
  Cash dividends paid                                                            (5,891)          (6,013)
  Proceeds from stock options                                                     5,708            3,136
  Other                                                                            (234)             248
                                                                              ---------        ---------

      Total financing activities                                                (19,515)         (20,455)
                                                                              ---------        ---------

Increase (decrease) in cash and cash equivalents                                    164           (3,933)

Cash and cash equivalents:
  As of January 1                                                                 7,011            7,245
                                                                              ---------        ---------
  As of September 30                                                             $7,175           $3,312
                                                                              =========        =========

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              September 30, 1996
                              ------------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
------   --------------------------------

        The accompanying consolidated financial statements are unaudited, but the Company believes that all adjustments (which consist of normal recurring accruals) necessary for fair presentation of the consolidated financial position of the Company at September 30, 1996 and the consolidated results of its operations and cash flows for the three and nine-month periods ended
September 30, 1996 and 1995 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1995 Annual Report.

Note 2 - Earnings Per Share
------   ------------------

        Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the third quarter or first nine months of 1996 or 1995 if it were assumed that all outstanding stock options were exercised.

Note 3 - Inventories
------   -----------

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                                                      In thousands
                                                             ------------------------------
                                                             September 30,     December 31,
                                                                 1996             1995
                                                               -------           ------
                                                             (Unaudited)
            Finished goods and parts                         $  25,583        $  31,628
            Work in process                                     20,642           23,491
            Raw materials and purchased parts                   45,866           46,396
                                                                ------           ------
                                                             $  92,091        $ 101,515
                                                                ======          =======

                                  AMETEK, INC.
                                  ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

         The following table sets forth sales and operating income by business segment:

                                                  (Dollars in thousands)
                                      Three months ended         Nine months ended
                                         September 30,              September 30,
                                         -------------              -------------
                                      1996            1995       1996            1995
                                      ----            ----       ----            ----
    Net sales
    ---------
    Electromechanical                $ 91,749       $ 87,168   $287,075        $283,334
    Precision Instruments              75,481         77,187    233,637         226,928
    Industrial Materials               45,533         40,567    143,682         125,298
                                     --------       --------   --------        --------
      Total Consolidated             $212,763       $204,922   $664,394        $635,560
                                     ========       ========   ========        ========

    Operating income
    ----------------

    Electromechanical                $ 10,851       $ 11,122   $ 32,779        $ 37,365
    Precision Instruments               9,102          8,698     27,536          26,149
    Industrial Materials                8,535          7,553     27,588          22,016
                                     --------       --------   --------        --------
      Total Segments                   28,488         27,373     87,903          85,530
    Corporate and other                (4,796)        (5,897)   (16,593)        (18,078)
                                     --------       --------   --------        --------
      Total Consolidated             $ 23,692       $ 21,476   $ 71,310        $ 67,452
                                     ========       ========   ========        ========


Operations for the third quarter of 1996 compared to the third quarter of 1995
------------------------------------------------------------------------------

Sales for the third quarter of 1996 were $212.8 million, compared to sales of $204.9 million for the same quarter of 1995, an increase of $7.8 million or 3.8%. The increase was due in part to an increase in sales by the Industrial Materials Group, which was led by the Group's water filtration businesses. Also contributing to the increase were higher sales by the Electromechanical Group, primarily due to increased domestic sales of both floor care and nonfloor-care products. Partly offsetting these increases was a decrease in sales by the Precision Instruments Group due to an industry cycle causing lower sales of heavy truck instruments, and softness in the European instruments markets, which was reduced to some extent by higher sales of aerospace instruments.

Segment operating income increased $1.1 million or 4.1% to $28.5 million in the current third quarter due primarily to the higher net increase in sales noted above. Segment operating income as a percentage of sales was unchanged at 13.4% in both third quarters. Corporate and other expenses decreased by $1.1 million in the current third quarter due to lower administrative expenses in several categories. These improvements resulted in total operating income of $23.7 million in the third quarter of 1996, an increase of $2.2 million or 10.3% from the same quarter of 1995.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

    Interest and other expenses, net decreased $.7 million or 15.6% to $4.0 million in the third quarter of 1996 compared to $4.7 million in the same quarter of 1995. The decrease in net expenses was due to improved investment income, primarily from a captive insurance subsidiary.

    The effective income tax rate was 34.3% for the third quarter of 1996 compared with 35.4% for the same quarter of 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of pretax income from the Company's Italian motor operations, which is taxed at a rate higher than U.S. pretax income.

    Income from continuing operations and net income for the third quarter of 1996 was $13.0 million, or $.40 per share, compared to income from continuing operations of $10.8 million or $.33 per share in the same quarter of 1995, an income improvement of $2.1 million or 19.6%, and increased earnings per share from continuing operations of 21.2%. Third quarter 1995 net income was $8.1 million, or $.25 per share, and included an extraordinary loss on the early repayment of debt of $2.7 million, or $.08 per share.

        Electromechanical Group sales totaled $91.8 million in the current third
        -----------------------
        quarter, an increase of $4.6 million or 5.3% from the same quarter of 1995. The increase was primarily due to higher domestic sales of floor care and nonfloor-care products; sales by the Group's Italian motor operations before translation to U.S. dollars were essentially unchanged from the third quarter of 1995. The adverse effects from currency fluctuations in European markets, where recessionary conditions continue, negatively affected this Group's Italian motor operations. Partly offsetting the higher domestic sales were lower U.S. exports to Europe in the current third quarter.

        Operating profit of this Group decreased $.3 million or 2.4% to $10.8 million in this year's third quarter. Profit margins decreased to 11.8% in the current third quarter from 12.8% in the same quarter of 1995. Higher profits from the Group's domestic operations, resulting from the domestic sales increase and increased operating efficiencies, partly offset reduced profitability from the Italian operations stemming from highly competitive pricing in Europe.

        The competitive pricing issues in Europe noted above are expected to result in delays in implementing the Group's strategy to increase market penetration by assisting certain vertically integrated floor care manufacturers in outsourcing their motor production to the Company. Management is continuing to pursue this strategy and believes that the prospect for capturing additional market share in 1997 remain strong.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

        The Group's initiatives to lower production costs are continuing, as new motor component production in the Group's Reynosa, Mexico facility has begun in preparation for full motor production early next year, and motor assembly operations in Shanghai, China will commence before the end of 1996. In the third quarter of 1996, the Group acquired manufacturing facilities in the Czech Republic in preparation for commencing operations in 1997 to provide lower-cost products for the European floor care and appliance markets. This new motor operation is not expected to begin contributing to the Group's operating results until the latter half of 1997.

        In the Precision Instruments Group, sales of $75.5 million in this
               ---------------------------
        year's third quarter decreased $1.7 million or 2.2% from the same quarter last year. The decrease was caused by an ongoing industry-wide reduction in demand for heavy truck instruments, as well as softness in the European instrument markets. Partly offsetting this decrease was an increase in sales of aerospace instruments.

        Group operating profit in the current third quarter of $9.1 million represented an increase of $.4 million or 4.6% above the same quarter of 1995. Operating margins increased to 12.1% in the current third quarter from 11.3% in the third quarter of 1995. Significant profit improvements in aerospace operations resulting from its sales increase, a favorable change in product mix, and the ongoing benefits of a lower cost structure from previous restructuring activities, more than offset the lower profits from reduced heavy truck instruments sales.

        The Industrial Materials Group's third quarter 1996 sales increased $5.0
            ----------------------------
        million or 12.2% to $45.5 million, compared to $40.5 million in sales for the same quarter of 1995. The higher sales were largely due to increased penetration into residential and retail water filtration markets, resulting in higher domestic and export sales of water filtration products. Also contributing to the increase were sales by a French water filtration business acquired in the fourth quarter of 1995.

        Group operating profit for the current quarter increased $1.0 million, or 13.0%, to $8.5 million. Profit margins were 19% of sales, essentially unchanged from the prior third quarter, which included a cost recovery of $.8 million due to an insurance settlement. The profit increase was largely due to the increase in sales volume. Also contributing to the improvement in Group profits were increased operating efficiencies and lower raw material costs in the Group's specialty metals business. The French water filtration business also made a modest contribution to the increase in profits in the current quarter.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------


    Operations for the first nine months of 1996 compared to the first nine
    -----------------------------------------------------------------------
    months of 1995
    --------------

    Sales for the first nine months of 1996 were $664.4 million, an increase of $28.8 million or 4.5% from the same period of 1995. All segments reported sales increases for the first nine months of 1996. The Industrial Materials Group led the sales increase, which was due to higher domestic and export sales of water filtration and specialty metal products. The increase in Precision Instrument Group sales was due primarily to higher sales of aerospace instruments. The Electromechanical Group sales increase was primarily due to improved domestic sales of floor care and nonfloor-care products.

    Segment operating income for the first nine months of 1996 was $87.9 million, an increase of $2.4 million or 2.8% from the first nine months of 1995. The profit effect from the overall sales increase was partly offset by reduced operating efficiencies experienced by the Italian motor operations within the Electromechanical Group. Total segment profit margins decreased slightly to 13.2% in the first nine months of 1996, from 13.5% in the same period of 1995. Lower Corporate expenses, primarily in the current third quarter, also contributed to the profit increase. These improvements resulted in total operating income of $71.3 million in the first nine months of 1996, an increase of $3.8 million or 5.7% from the same period of 1995.

    Interest and other expenses, net decreased $2.1 million or 14.2% to $12.4 million in the first nine months of 1996 compared to the same period of 1995. The improvement was due in part to increased investment income from the Company's captive insurance subsidiary in the first nine months of 1996. Also contributing to the lower net expenses was lower interest expense in 1996 due to lower effective interest rates on outstanding borrowings, and lower amortization of deferred debt issuance costs, which were charged off as an extraordinary loss in the third quarter of 1995, in connection with the termination of a prior revolving credit agreement.

    The effective income tax rate was 35.2% for the first nine months of 1996, compared to 37.9% for the same period of 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of pretax income from the Company's Italian motor operations in the current nine-month period. The 1995 tax rate reflected a higher proportion of Italian income, which was taxed at a rate higher than U.S. pretax income, and also included the impact on current and deferred taxes of a one percent increase in the Italian statutory income tax rate.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

    Income from continuing operations and net income for the first nine months of 1996 was $38.1 million, or $1.17 per share, compared to income from continuing operations of $32.9 million or $.98 per share for the same period of 1995, an income improvement of $5.2 million or 15.9%, and increased earnings per share from continuing operations of 19.4%. Net income for the first nine months of 1995 was $41.4 million, or $1.23 per share, which included $.8 million or $.02 per share for income from discontinued operations, $10.4 million or $.31 per share from a gain on the May 1995 sale of discontinued operations, and an extraordinary loss of $2.7 million or $.08 per share on the early repayment of debt in the third quarter of 1995.

    The weighted average shares outstanding during the first nine months of 1996 was 32.7 million shares, compared to 33.6 million for the same period of 1995, a decrease of .9 million shares or 2.6%. The reduced number of shares reflects shares repurchased since September 30, 1995 under the Company's share repurchase program, net of shares issued upon the exercise of employee stock options.

        The Electromechanical Group sales for the first nine months of 1996 were
            -----------------------
        $287.1 million, an increase of $3.7 million or 1.3% from the same period of 1995. Domestic sales gains from both floor care and nonfloor-care products were partly offset by lower U.S. export sales to Europe, and reduced sales by the Group's Italian motor operations, caused by the continuing recessionary conditions in Europe and the resulting negative effect on the Company's European markets.

        Operating profit of this Group decreased $4.6 million or 12.3% to $32.8 million in the first nine months of 1996. Profit margins decreased to 11.4% in the first nine months of 1996 from 13.2% in the same period of 1995. Profits generated by the domestic sales increase were more than offset by the sales decrease, competitive pricing pressures, and higher costs resulting from reduced operating efficiencies in the Group's Italian motor operations.

        The competitive pressures in Europe are expected to delay implementation of the Group's strategy to increase market penetration by offering the Group's motor products as a low-cost outsourcing alternative to certain European vertically integrated floor care manufacturers. The Group's initiatives to lower production costs are continuing, including new operations in Mexico and China, and one under development in the Czech Republic, which is expected to begin operations in 1997. In addition to lowering costs, these new operations will enhance the Group's opportunities to capture additional market share in Europe and Asia.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

        The Precision Instruments Group's sales for the first nine months of
            -----------------------------
        1996 were $233.6 million, an increase of $6.7 million or 3.0% from the same period of 1995. Increased sales of aerospace instruments were partly offset by lower worldwide sales of heavy truck instruments caused by a continuing decline in industry-wide demand, and lower instrument sales to European markets.

        Operating profit of the Group for the first nine months of 1996 increased $1.4 million or 5.3% to $27.5 million. The increase was due to the improved profitability of the Group's aerospace operations, resulting from its sales increase, a favorable change in product mix, and improved operating efficiencies from the lower cost structure provided by the ongoing benefits of previous restructuring activities. Partly offsetting the improved profitability in aerospace operations were lower profits resulting from the decrease in sales of heavy truck instruments noted above.

        The Industrial Materials Group's sales for the first nine months of 1996
            ----------------------------
        were $143.7 million, an increase of $18.4 million or 14.7% from the same period of 1995. The higher sales resulted from increased penetration into residential and retail water filtration markets, resulting in higher domestic and export sales of water filtration products, as well as improved sales of specialty metal products. Also contributing to the increase was sales by a French water filtration business acquired in the fourth quarter of 1995.

        Operating profit of the Group for the first nine months of 1996 increased $5.6 million or 25.3% to $27.6 million. Profit margins for the Group increased to 19.2% for the first nine months of 1996 compared to 17.6% for the same period of 1995. The profit increase was partly due to the higher sales volume, and cost containment initiatives throughout the Group, which have resulted in increased operating efficiencies. The business acquisition referred to above also contributed to the profit increase.

                                 AMETEK, INC.
                                 ------------

Financial Condition
-------------------

        Liquidity and Capital Resources
        -------------------------------

        Working capital at September 30, 1996 amounted to $59.2 million, an increase of $20.6 million from December 31, 1995, due primarily to an increase in receivables, which was mostly attributable to the higher level of sales during the current period. The ratio of current assets to current liabilities at September 30, 1996 was 1.30 to 1, compared to
        1.18 to 1 at December 31, 1995. Working capital at September 30, 1995, which included lower receivables and higher inventories, amounted to $21.1 million. The September 30, 1995 working capital also reflects higher short-term borrowings, which were used in part to fund non-working capital requirements. The ratio of current assets to current liabilities at September 30, 1995 was 1.09 to 1.

        Cash provided by continuing operations in the first nine months of 1996 totaled $45.9 million, compared to $35.1 million in cash provided by continuing operations for the same period of 1995, an increase of $10.7 million. Higher income from continuing operations, and lower overall working capital requirements, including a reduction in inventory levels, in the current nine-month period led the improvement. Total operating activities in the first nine months of 1995 included $2.6 million of cash used for discontinued operations.

        Cash used for investing activities in the first nine months of 1996 totaled $26.2 million, compared to cash used of $16.0 million in the same period last year. Additions to property, plant and equipment were the primary uses of cash for investing activities in the first nine months of the current year, and totaled $23.5 million, compared to $19.9 million in the same period of 1995. Investing activities in the first nine months of 1995 also included $38.0 million of cash proceeds from the sale of discontinued operations and other assets, as well as $38.3 million of cash used for the purchase of a business and an investment in a joint venture.

        Financing activities in the first nine months of 1996 used cash totaling $19.5 million, compared to cash used of $20.5 million for such activities in the same period of 1995. During the first nine months of 1996, the Company made net repayments of short-term borrowings totaling $6.6 million, repurchased 698,000 shares of the Company's common stock at a total cost of $12.5 million, funded dividend payments of $5.9 million, and received cash proceeds of $5.7 million from the exercise of employee stock options. Financing activities for the first nine months of 1995 included net proceeds from short-term borrowings of $65.3 million, repayment of $50.0 million in term loans (of which $5 million was scheduled), expenditures of $33.0 million for the repurchase of 1.9 million shares of the Company's common stock, and dividend payments of $6.0 million.

                                 AMETEK, INC.
                                 ------------

Financial Condition (cont'd)
-------------------

        On September 12, 1996, the Company amended its $195 million Bank Credit agreement. In addition to providing somewhat greater financial flexibility, the amended agreement also extends the maturity of the credit facility by one year, to 2001, and it provides for slightly lower interest rates and fees on the total credit facility.

        The stock repurchases mentioned above are being made under a previously announced plan to enhance shareholder value. Since beginning the stock repurchase programs in March 1994, a total of 12.2 million shares have been acquired at a total cost of $171.0 million, as of September 30, 1996. In June 1996, the Company announced a new $50 million stock repurchase authorization, and rescinded the unused portion ($5.8 million) of the previous authorizations, which totaled $175 million. As of September 30, 1996, $48.2 million was unexpended under the new stock repurchase authorization.

        As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $1.9 million since December 31, 1995, to $14.6 million at September 30, 1996. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

                                  AMETEK, INC.
                                  ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

a)  Exhibits:

     Exhibit
     Number             Description
     ------             -----------

       4 Credit Agreement dated as of August 2, 1995, amended and restated as of September 12, 1996.

       27               Financial Data Schedule *

                        * Schedule submitted in electronic format only.

b) Reports on Form 8-K: During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                  AMETEK, INC.
                                  ------------



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AMETEK, INC.
                                      --------------------------------
                                               (Registrant)



                                   By   /s/  Robert R. Mandos, Jr.
                                      --------------------------------
                                             Robert R. Mandos, Jr.
                                             Comptroller
                                            (Principal Accounting Officer)


November 12, 1996