Form 10-K
period 1996-12-31
AMETEK INC
filed 1997-03-07
CIK 6082

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was $675,774,520.

  The number of shares of common stock outstanding as of February 28, 1997, was 32,758,125.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                     PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  10
Item 3.   Legal Proceedings......................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders....................................  10
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  10
Item 6.   Selected Financial Data................................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  12
Item 8.   Financial Statements and Supplementary Data............................................  19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  39
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  40
Item 11.  Executive Compensation.................................................................  42
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  46
Item 13.  Certain Relationships and Related Transactions.........................................  48
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  49
Signatures......................................................................................   50
Index to Exhibits...............................................................................   51

                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. and maintains its principal executive offices at Station Square, Paoli, Pennsylvania 19301.

  AMETEK is a global manufacturer of electrical products, and materials engineered for niche markets. Operations are in North America, Europe, and Asia, with one-third of sales to international markets. The Company has a significant market share for many of its products. The Electromechanical Group is the world's largest independent producer of electric motors and blowers for vacuum cleaners and floor-care products; the Precision Instruments Group builds technologically advanced monitoring, sensing, calibration, and display devices for the aerospace, process, and heavy-vehicle industries; and the Industrial Materials Group produces specialty materials and water filtration products for consumer and industrial markets. The Company has grown through a focus on the manufacturing of electronic, electromechanical and electrical products, for niche markets where, based on technological or cost advantages, it has or it seeks to build a significant market share.

 Continuation of Shareholder Value Enhancement Plan

  In November 1993, the Company adopted a Shareholder Value Enhancement Plan (the "Plan") with the objective of improving AMETEK's earnings growth through a combination of financial and operating strategies.

  The Plan's financial strategies consist of a share repurchase program (which is ongoing), a debt refinancing (completed in 1994) and a dividend reduction (which was adopted at the same time as the Plan). From the inception of the Plan through December 31, 1996, AMETEK has repurchased approximately 30% of its outstanding shares. This represents approximately 12.2 million shares of common stock at an aggregate repurchase price of $171 million (or an average cost of $14.01 per share). During 1996, AMETEK repurchased 698,000 shares at an aggregate repurchase price of $12.5 million (or an average cost of $17.92 per share). Also, during 1996, AMETEK's Board of Directors authorized a new share repurchase program of up to $50 million.

  Shortly after the Plan was adopted, AMETEK implemented certain of its operating strategies primarily by restructuring the Precision Instruments Group and, as a result, incurred after-tax charges of $33.5 million in 1993. The Plan's other operating strategies, which are ongoing, consist of: (i) achieving operational excellence through improved asset management, increased operating synergies and reduced cycle time, (ii) intensifying new product development efforts, especially in the electric motor-blower, precision instruments and specialty metals product lines, (iii) completing strategic acquisitions and alliances which concentrate on enhancing AMETEK's technological and manufacturing advantages and market position in its core businesses, and (iv) pursuing global and market expansion, especially in Europe and Asia.

  In continuing to carry out the financial and operating strategies of the Plan, AMETEK has sought to allocate its historically strong cash flow to those opportunities, including the furtherance of its operating strategies, additional share repurchases and further debt reductions, which appear to have the best potential for improving earnings growth and thereby enhancing shareholder value.

AGREEMENT TO MERGE WATER FILTRATION BUSINESS INTO CULLIGAN

  In a recent development the Company announced on February 5, 1997 that it had entered into an agreement to merge its water filtration business into Culligan Water Technologies, Inc., for a total purchase price of approximately $155 million. The purchase price, less assumed debt (ranging from $25 million to $75 million at AMETEK's discretion), is payable in Culligan common stock valued at $37.50 per share.

  The transaction, which utilizes a "Morris Trust" structure, will involve the tax-free spin-off to AMETEK's shareholders of an entity containing all of AMETEK's existing operations, except its water filtration business. This spun-off entity will retain the AMETEK name and its common stock will be traded on the New York and Pacific Stock Exchanges.

  AMETEK's water filtration business consists of the Plymouth Products Division, based in Sheboygan, Wisconsin, and three international subsidiaries:
AMETEK Filters Ltd., Teeside, England; APIC, S. A., Colombe, France; and AFIMO, S. A. M., Monaco. AMETEK's water filtration business had 1996 sales of approximately $70 million.

  Following the spin-off, AMETEK's water filtration business, assuming the expected $25 million of retained debt, will be merged with Culligan in return for 3,466,667 shares of Culligan common stock (or, 0.11 shares of Culligan for each share of AMETEK, based on AMETEK's shares outstanding as of December 31,
1996). The new AMETEK stock and the Culligan stock issued in this transaction are intended to be distributed on a tax-free basis to AMETEK's shareholders. The transaction is subject to approval by AMETEK's shareholders and other regulatory approvals.

  AMETEK has decided to postpone its annual meeting of shareholders, customarily held in April in order to combine it with the shareholders meeting to be held at a date to be determined to vote on the merger of the Water Filtration Business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS AND EXPORT
SALES

  Business segment and geographic information is shown on pages 35-37 of this report.

  Among the Company's growth strategies are global and market expansion, which are subject to certain risks inherent in conducting business outside the United States, such as fluctuation in currency exchange rates and controls; restrictions on the movement of funds, import and export controls; and other economic, political and regulatory policies of the countries in which business is conducted. The expansion results from a combination of increasing levels of export sales of products manufactured in the United States, sales from overseas operations, and strategic alliances.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

  The Company's growth strategies are focused on its principal businesses:
Electromechanical, Precision Instruments, and Industrial Materials. The products and markets of each business are described below:

ELECTROMECHANICAL GROUP

 Overview

  The Electromechanical Group ("EMG") is the world's largest independent producer of high-speed, air-moving electric motors for original equipment manufacturers ("OEMs") of floor-care products. The manufacture of small vacuum motors parts rotating at 25,000 to 40,000 RPM requires advanced manufacturing technology. EMG must address complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. EMG's worldwide market leadership is based on core competencies developed over 80 years. EMG has a leading market share in North America and Western Europe and a growing share in the Pacific Rim. Sales have more than quadrupled since 1981--increasing from approximately $80 million to $376 million in 1996.

  EMG has grown its business by extending its technological expertise in manufacturing high-speed, air-moving electric motors to a variety of targeted markets, with the floor care market being its primary focus. EMG has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor care applications. EMG is also using its technological and marketing expertise in an effort to penetrate new markets, such as lawn and garden equipment, where it is seeking to establish alliances with its major customers.

  EMG is seeking to build on its market leadership in the floor care markets of North America and Europe, through initiatives in Eastern Europe, Latin America and the Pacific Rim. In addition to pursuing strategic alliances and joint ventures, EMG has expanded its presence in the Pacific Rim with a plant in Shanghai, Peoples' Republic of China (PRC). Such Shanghai operations plus facilities in the Czech Republic and Mexico are expected to contribute to manufacturing output in 1997. About 50% of EMG's sales are outside of the United States.

  Consistent with its strategies for long-term global growth and low-cost producer status, EMG has increased its production capacity over the past three years with highly automated production lines at its Graham, North Carolina, facility. The recently initiated operations in Reynosa, Mexico, Shanghai, PRC; and the Czech Republic are focused on reducing costs and then market expansion.

  EMG employs approximately 2,900 people and has thirteen manufacturing locations: six in the United States, three in Italy, two in Mexico, and one each in the PRC and the Czech Republic. EMG produced approximately 22 million motor products in 1996 with flexible, automated production lines designed for low-cost, high-volume operations. Technological resources provide EMG customers with custom-designed products.

 Floor-Care Market and Product Line

  About two thirds of EMG's sales are to floor-care markets, where it has a leading share through sales of air-moving electric motors to most of the world's major floor-care OEMs, including integrated OEMs that produce some of their own motors. EMG produces a full range of floor-care products, from hand-held, canister and upright vacuums to central vacuums for residential use. High performance vacuums are marketed for residential and commercial applications. Customers include Matsushita, Bissell, Royal, Eureka, and SEB-Rowenta.

  Sales growth in the floor-care industry has been achieved by marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource motor production to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing EMG's motors, vacuum cleaner manufacturers can reduce the otherwise substantial capital expenditures they would incur to manufacture motors for changing consumer demands. The global consumer trend toward multiple floor-care products increases the variety and frequency of these investments by OEMs, which are striving to operate more economically.

  EMG's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, size, weight, and quietness. EMG's world lamination design is gaining market share in the world lawn and garden market due to the motor's performance-to-weight ratio. A new line of high-efficiency fans complement this motor and are targeted for floor-care applications in Asia, representing one of EMG's major growth initiatives.

  EMG has a significant position in the European floor-care market. The electric motors it produces in Italy are similar to those produced in the United States. Capacity and productivity in Italy have been increased through capital investment and such initiatives as manufacturing integration, automation, inventory management, and increased labor flexibility.

 Technical Motor Market and Product Line

  EMG formed the Technical Motor Division to capitalize upon its global presence and technical expertise in floor-care products and to expand production and marketing of its brushless DC motor-blowers.

  EMG's brushless motors are used in computer equipment, business machines and medical equipment. Brushless motors are free of static charges and have high reliability. They are increasingly popular in medical and other applications in which long life and speed control are desired. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep-breathing disorders, in hospital air-mattress systems as well as systems that recover gasoline fumes at automotive fueling stations. Customers include Thomas Industries, Gast, Rheem, Kinetic Concepts, and DevilBiss.

 Commercial Motor Market and Product Line

  EMG's leadership in air-moving electric motors, and its manufacturing infrastructure, technical expertise and global marketing strengths serve as the foundation for its future growth. EMG is capitalizing on its core competencies in air-moving electric motors to create opportunities in consumer appliances and in lawn and garden equipment, and outdoor power equipment, in consumer products such as leaf blowers and chainsaws as well as low-pressure paint sprayers, and high-pressure power washers. For example, EMG has received orders from most of the world's major producers of lawn and garden products. Customers include Poulan, American Kleaner, Sunbeam, and Wagner Spray Tech.

 Customers

  EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the Company's operations. Approximately 31% of EMG's sales for 1996 were made to its five largest customers.

PRECISION INSTRUMENTS GROUP

  The Precision Instruments Group ("PI") applies its niche market focus and technology to produce monitoring, calibration and display instruments for the aerospace, process, and heavy vehicle industries.

  PI's growth is based on competitive advantages, which include designing products for specific customer applications that are significantly differentiated from or are lower in cost than competitive products. Precision Instruments is number one or two in many of the niche markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, and pressure gauges. About 25% of sales are to markets outside the United States.

 Aerospace Market and Product Line

  Approximately one third of PI revenues are from the sale of aerospace products, including airborne-data and vibration-monitoring systems; turbine engine temperature measurement; indicators and displays; fuel and fluid measurements; and sensors, switches and electronic cable harnesses. PI's customers are the leading producers of airframes and jet engines, commercial airlines and aircraft operators. As a prime innovator with more than 50 years experience, PI serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. Operations are in Binghamton, NY; Sellersville, PA; and Wilmington, MA. A repair and maintenance facility is in Seattle, WA.

  The aerospace business operates in niche markets, where its products have a technological and/or cost advantage. Its 50 years of experience as a prime aerospace contractor and its long-standing customer relationships with global commercial aircraft OEMs and jet engine manufacturers are significant competitive advantages. Its new products are now in service on the Boeing 777 airliner, the Bombardier Global Express business jet, and the Agusta 109 helicopter. Other aircraft with PI products aboard include: Learjet 60, Boeing 737/747/757/767, Beechjet, Sikorsky S-64, Cessna Citation, Saab SK-60, Mitsubishi YS-11, and Bell 407. Jet engines with PI products include GE 90, Pratt & Whitney 4000 series, Rolls Royce Trent 700/800 and GE CF6-50/80 series. Customers include Boeing, General Electric, Honeywell and the Federal Government.

  In 1993, PI reduced costs and restructured operations to increase profitability in a weak aerospace market. Further initiatives include achieving additional efficiencies, improving asset management, and optimizing the benefits of prior actions. Demand in the aerospace market has strengthened significantly, as airlines replace aging fleets, passenger miles increase, and airline profits improve.

 Process and Analytical Instruments Market and Product Line

  Approximately one half of PI sales are process and analytical instruments, and pressure sensors. This includes pressure gauges and products for industrial measurement and calibration; oxygen, moisture, combustion and liquid analyzers; and emission monitors. The market focus is on measurement and analysis for the process industry, which includes refining and petrochemical plants, power generation, specialty gas, water and waste treatment, and natural gas distribution. The Group also has products which serve the semiconductor market. PI is the leader in the North American pressure gauge market, which has been adversely affected by low-cost offshore products. PI has reduced costs through restructuring its Sellersville, PA, operations and refocusing its domestic manufacturing on more advanced pressure measurement products, such as its new Electronic Pressure Calibrator Model 2000.

  In connection with its global expansion, PI has 50% ownership of a joint venture that manufactures low-cost pressure gauges in Taiwan and the PRC, where the joint venture also markets these products. For the remainder of the world, PI is the exclusive marketer of the joint venture's products, expanding PI's leadership in price-sensitive gauges.

  The process industry has experienced lackluster market conditions in the United States, primarily due to reduced refinery and petrochemical plant construction and lower industry operating rates, resulting in part from increased environmental regulations. Worldwide process industry markets are benefiting from improved economic conditions and new construction in Europe and Asia, where increased growth and market expansion are expected. Customers in this segment include Exxon, DuPont, and Intel.

 Heavy-Vehicle Market Product Line

  Approximately one fifth of PI sales are electronic and mechanical instruments and panels for heavy vehicles, such as Class 8 heavy trucks. New products, acquisitions and the addition of construction and agricultural vehicle markets have increased the markets served. The strategic acquisition of privately held Dixson, Inc. in 1995 added to PI's number-one position in the U.S. heavy-truck market and increased market share in other heavy-vehicle instrument segments, including agricultural, construction and off-road vehicles. Dixson also has a complementary customer base in Europe and Asia and product development capabilities in solid-state instruments that monitor engine performance, efficiency and emissions. Dixson's market position in Europe enhances the global opportunities for this product line. Instrument demand in 1996 was reduced by a down cycle in the heavy-truck industry. Modest industry improvement is expected in 1997. Customers include Peterbilt and Kenworth, Mack, Volvo, Freightliner, Ford, Clark and Caterpillar.

 Customers

  The Precision Instruments Group is not dependent on any single customer such that the loss of that customer would have a material adverse effect on PI's operations. Approximately 27% of PI's 1996 sales were made to its five largest customers.

INDUSTRIAL MATERIALS GROUP

  The Industrial Materials Group ("IMG") is a world leader in the manufacture of technology-based materials and products. It uses proprietary mechanical, metallurgical and plastics technology to develop differentiated products, including water filtration products, high-purity metal powders and products, and materials for industrial and chemical processing.

 Water Filtration Product Line

  As previously noted, AMETEK has reached agreement to merge its water filtration business into Culligan Water Technologies, Inc., (see "Agreement to Merge Water Filtration Business Into Culligan", page 3 of this report). This business produces fluid cartridge filtration products for consumer, commercial, and industrial customers in the United States and over a hundred other countries. It offers a broad line of cartridge filters, ranging from whole-house to countertop water filtration systems; special-purpose filter housings; and replacement cartridges that improve the quality and taste of water. It is a leader in point-of-use drinking water filters, which are used in the removal of objectionable taste and odor, hazardous chemicals, bacteria, and heavy metals. It also has a branded line of filters, housings, and cartridges designed for plumbing professionals serving residential and commercial customers. Customers include major hardware chains, national home centers, water treatment distributors, OEMs and mass merchandisers, such as Home Depot, Wal-Mart, Ace Hardware, Manitowoc, Cotter, and Builder's Square.

 Specialty Metals Markets and Product Line

  This business manufactures high-purity, engineered metal powders; high-purity strip and wire manufactured from metal powders; and clad products with tailored metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. Markets served include consumer products, electronics, telecommunications, automotive, and energy production. New product developments include patented ultra stainless steel metal powders and copper-based spinodal(R) alloys. Global and market expansion in Europe and Asia significantly increased sales in 1996. Customers include DuPont, Regal Ware, Inc., Stoody Co., Smith International, and Pall Corp.

 Chemical and Industrial Products

  Products include silicas, phenolic resins, and Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications. Product applications include the filtering of molten metal, heat exchangers and protective welding curtains. Chemical Products Division also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include automotive parts, electronics, appliances, and telecommunications housings. Customers include Exxon, Mytex, Kansetsu, DuPont, and Newport News Shipbuilding.

 Customers

  Although IMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on IMG's operations, approximately 16% of IMG's 1996 sales were made to its five largest customers.

MARKETING

  Generally, the Company's marketing efforts are organized and carried out at the Group and divisional levels. Given the similarity and technical nature of its many products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force, and makes only limited use of sales agents in other countries.

  Because of their relatively diverse product lines, PI and IMG make significant use of distributors and sales agents in marketing their products. With its specialized customer base of aircraft and jet engine manufacturers, and airlines, PI's aerospace products and services are marketed primarily by its sales engineers.

COMPETITION

  Generally, most markets in which the Company operates are highly competitive. The principal elements of competition for the products manufactured in each of the Company's business segments are price, product features, distribution, quality, and service.

  EMG's primary competition in the U.S. floor-care market consists of a few competitors, each of which has a smaller market share but is part of a company with larger and greater resources than AMETEK. There is additional potential competition from vertically integrated manufacturers of floor-care products that produce their own motor-blowers. Many of these manufacturers are also potential EMG customers if they outsource their motors. In Europe, competition comes from a small group of very large competitors and from numerous small competitors.

  In the markets served by PI, the Company believes that it is one of the world's largest pressure gauge manufacturers and ranks among the top 10 U.S. producers of certain measuring and control instruments. It is one of the leading instrument and sensor suppliers to commercial aviation. Competition is strong and could intensify for certain aerospace products. In the pressure gauge and heavy-vehicle markets served by PI, only a limited number of companies compete on price and technology. In the process and analytical instrument markets, numerous companies in each market niche compete on the basis of product quality, performance and innovation.

  Many of the products sold by IMG are made by a few competitors, and competition comes mainly from producers of substitute materials. IMG is one of several major producers of residential water filtration systems, a market with numerous competitors. In the industrial and commercial filtration markets, IMG does not have a major market share and faces competition from many sources. Specialty Metal Products is comprised of five niche product lines that have few competitors. The primary competition is from competitive materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

  The Company's approximate backlog of unfilled orders, at the dates specified, by business segment, was as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
                                                               (IN MILLIONS)
     Electromechanical..................................... $ 87.9 $ 96.7 $111.3
     Precision Instruments.................................  113.2  108.5  101.7
     Industrial Materials..................................   20.5   23.5   21.2
                                                            ------ ------ ------
         Total............................................. $221.6 $228.7 $234.2
                                                            ====== ====== ======

  Of the total backlog of unfilled orders at December 31, 1996, approximately 94% are expected to be shipped by December 31, 1997.

  The Company believes that neither its business as a whole nor any of its business segments is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

RAW MATERIALS

  The Company's business segments obtain raw materials and supplies from a variety of sources and generally from more than one supplier. However, in the Industrial Materials segment, certain items are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

  The Company remains committed to appropriate research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs during the past three years were: 1996-$37.4 million, 1995-$33.2 million, 1994-$32.8 million. Company-funded research and development costs included in total product development and engineering costs were: 1996-$17.7 million, 1995-$16.0 million, 1994-$17.7 million. Product research and engineering activities are conducted by the various businesses of the Company in their respective technologies and markets.

ENVIRONMENTAL COMPLIANCE

  Information with respect to environmental compliance by the Company is set forth on page 17 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

PATENTS, LICENSES, AND TRADEMARKS

  The Company owns numerous unexpired United States patents, United States design patents, and foreign patents, including counterparts of its more important United States patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types, and its products are marketed under various registered United States and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to any of its business segments. The annual royalties received or paid under license agreements are not significant to any single business segment or to the Company's overall operations.

EMPLOYEES

  At December 31, 1996, the Company employed approximately 6,500 individuals.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in any of its business segments. Customers generally are billed at normal trade terms with limited extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2. PROPERTIES

  The Company has 36 operating plant facilities in 13 states and 9 foreign countries. Of these facilities, 26 are owned by the Company and 10 are leased. The properties owned by the Company consist of approximately 419 acres, of which approximately 3,394,000 square feet are under roof, and include property recently purchased in the Czech Republic for its Electromechanical Group, where operations will begin during 1997. Under lease is a total of approximately 573,000 square feet. The leases expire over a range of years from 1997 to 2009, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and the PRC provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company also owns certain property that is pending sale. The Company's executive offices in Paoli, Pennsylvania, occupy approximately 34,000 square feet under a lease that will expire in 2002.

  The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                       NUMBER OF
                                    PLANT FACILITIES     SQUARE FEET UNDER ROOF
                                    ------------------   ------------------------
                                     OWNED     LEASED       OWNED       LEASED
                                    --------  --------   ------------ -----------
     Electromechanical.............        10         3     1,249,000    163,000
     Precision Instruments.........         9         5       959,000    387,000
     Industrial Materials..........         7         2     1,186,000     23,000
                                     --------  --------  ------------ ----------
         TOTAL.....................        26        10     3,394,000    573,000
                                     ========  ========  ============ ==========

ITEM 3. LEGAL PROCEEDINGS

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Stock Exchange. On February 28, 1997, there were approximately 4,798 record holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                               1996           1995           1994           1993             1992
                            -----------    -----------    -----------    -----------      -----------
CONSOLIDATED OPERATING
RESULTS (Years Ended
December 31,)               (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales.................  $     868.7    $     837.5    $     774.7    $     701.8      $     738.7
Costs and expenses........        773.6          748.2          699.4          703.1            662.1
                            -----------    -----------    -----------    -----------      -----------
Operating income (loss)...         95.1           89.3           75.3           (1.3)            76.6
Other expenses, net.......        (16.4)         (20.0)         (17.5)         (11.3)           (12.5)
                            -----------    -----------    -----------    -----------      -----------
Income (loss) from
 continuing operations
 before income taxes......         78.7           69.3           57.8          (12.6)            64.1
Provision for (benefit
 from) income taxes.......         27.5           25.5           21.2           (4.5)            21.3
                            -----------    -----------    -----------    -----------      -----------
Income (loss) from
 continuing operations....         51.2           43.8           36.6           (8.1)            42.8
Special items(/1/)........          --             8.5           (5.6)            .8              1.6
                            -----------    -----------    -----------    -----------      -----------
Net income (loss).........  $      51.2    $      52.3    $      31.0    $      (7.3)     $      44.4
                            ===========    ===========    ===========    ===========      ===========
Earnings per share:
 Income (loss) from
  continuing operations...  $      1.57    $      1.31    $       .99    $      (.18)     $       .97
 Special items(/1/).......          --             .25           (.15)           .01              .04
                            -----------    -----------    -----------    -----------      -----------
 Net income (loss)........  $      1.57    $      1.56    $       .84    $      (.17)     $      1.01
                            ===========    ===========    ===========    ===========      ===========
Dividends declared and
 paid per share...........  $       .24    $       .24    $       .24    $       .57      $       .68
                            ===========    ===========    ===========    ===========      ===========
CONSOLIDATED FINANCIAL
 POSITION (at December 31)
Working capital of
 continuing operations....  $      61.0    $      38.7    $      80.5    $     143.1      $     194.0
Property, plant and
 equipment, net...........        192.4          176.8          164.3          165.9            166.3
Net assets of discontinued
 operations...............          --             --            10.6           19.0             19.7
Intangibles, investments
 and other assets.........         98.6          100.6           72.9           75.8             89.2
                            -----------    -----------    -----------    -----------      -----------
 Total....................        352.0          316.1          328.3          403.8            469.2
Long-term debt............        150.3          150.4          190.3          172.4            187.2
Deferred income tax
 liability................         35.2           31.9           26.1           25.9             40.2
Other long-term
 liabilities..............         37.0           46.7           38.7           40.2             31.5
                            -----------    -----------    -----------    -----------      -----------
Stockholders' equity......  $     129.5    $      87.1    $      73.2    $     165.3      $     210.3
                            ===========    ===========    ===========    ===========      ===========
ADDITIONAL FINANCIAL DATA
 Financial Ratios:
  Return on beginning--
   Capital................         21.6%          23.6%          12.7%           1.0%            13.3%
--Stockholders' equity....         58.8%          71.4%          18.8%          (3.5)%           21.0%
  Return on net sales.....          5.9%           6.2%           4.0%          (1.0)%            6.0%
  Total debt as a
   percentage of
   capitalization.........         58.5%          70.4%          73.4%          53.1 %           49.6%
  Ratio of EBITDA to
   interest expense(/2/)..          6.8            5.8            4.9            5.0              5.6
  Ratio of debt to
   EBITDA(/2/)............          1.4            1.7            1.8            2.1              1.8
  Ratio of earnings to
   fixed charges..........          4.6            4.0            3.3            -- (/3/)         3.9
OTHER DATA
 FOR THE YEAR:
 Capital expenditures.....  $      41.2    $      31.7    $      22.8    $      35.8      $      23.8
 Depreciation and
  amortization............  $      34.9    $      34.5    $      35.5    $      33.7      $      34.6
 EBITDA(/2/)..............  $     131.4    $     123.7    $     113.1    $      88.8      $     112.4
 Research and development
  expenses................  $      17.7    $      16.0    $      17.7    $      14.6      $      14.1
 Sales per employee (in
  thousands)..............  $     135.5    $     135.4    $     131.0    $     118.6      $     123.2
 Common stock trading
  range:
  High....................          22 1/4         19 1/2         18 3/4         17 1/2           18 1/8
  Low.....................           16            15 3/4         11 5/8         10 5/8           13 1/8
 AT YEAR END:
 Number of shares
  outstanding.............         32.7           32.9           34.7           43.6             44.2
 Stockholders' equity per
  share...................  $      3.96    $      2.65    $      2.11    $      3.79      $      4.76
 Total assets.............  $     537.9    $     526.7    $     494.2    $     556.1      $     596.6
 Number of stockholders of
  record..................        4,845          5,156          5,952          6,509            7,227
 Number of employees......        6,500          6,300          6,000          5,800            6,000

--------
(1) Special items in 1995 includes a $10.4 million ($.31 per share) gain from the sale of a discontinued operation and a $2.7 million ($.08 per share) after-tax loss related to debt agreements. Amounts in 1994 includes $11.8 million ($.32 per share) after-tax loss on the early extinguishment of debt, and an after-tax gain of $3.8 million ($.11 per share) from the effect of a change in accounting for certain marketable securities.
(2) EBITDA represents income from continuing operations before interest, taxes, depreciation and amortization, amortization of deferred financing costs, and nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity as presented in the Company's financial statements.
(3) Earnings from continuing operations in 1993 were insufficient to cover fixed charges by approximately $13.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 19 of this report.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

 Results of Operations

  For 1996, the Company's continuing operations achieved record sales, income, and earnings per share. The new record marked the third consecutive record year for such results from continuing operations. Sales for 1996 totaled $868.7 million, an increase of $31.2 million, or 3.7% from the 1995 total of $837.5 million. All business segments reported increased sales, led by the Industrial Materials Group, stemming from higher domestic and export sales of water filtration and specialty metal products. The Precision Instruments Group sales increase was due primarily to higher sales of aerospace instruments, and the Electromechanical Group increase was due to higher domestic sales of floor-care and non-floor-care products. Sales by all segments to foreign markets totaled $293.6 million compared to $281.3 million in 1995, an increase of $12.3 million or 4.4%, and represents approximately one-third of total sales in both years. Export shipments from the United States in 1996 continued trending upward, reaching $151.0 million compared to $139.1 million in 1995, an increase of 8.5%, due primarily to higher foreign shipments of aerospace products, water filters, and specialty metal products.

  New orders during 1996 were $861.6 million compared to $832.0 million for 1995, an increase of $29.6 million, or 3.6%. The backlog of orders was $221.6 million at year-end 1996, a decrease of 3.1% from the end of 1995. Business segment operating profit for 1996 was $116.4 million, compared to $111.4 million in 1995, an increase of 4.5%. The increase in profit was primarily due to higher sales volume and continued production efficiency, as total segment operating profit margins for 1996 of 13.4% were essentially maintained at the 1995 level.

  Corporate administrative and other expenses continued a decreasing trend in 1996, totaling $21.3 million, compared to $22.1 million in 1995, due to lower overall administrative expenses. Record operating income of $95.1 million was achieved for 1996, compared to the 1995 record of $89.3 million, an increase of $5.8 million or 6.5%. Interest and other expenses, net were $16.4 million for 1996, compared to $20.0 million in 1995, a decrease of $3.6 million, due to increased investment income from the Company's captive insurance subsidiary, and lower interest expense due to lower effective interest rates on lower outstanding borrowings. Also contributing to the lower net expenses for 1996 was lower amortization due to reduced deferred debt issuance costs, which were charged off as an extraordinary loss in the third quarter of 1995, in connection with the replacement of a prior revolving credit agreement.

  The effective tax rate was 34.9% for 1996, compared to 36.8% for 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of 1996 pretax income from the Company's Italian motor operations, which are taxed at rates higher than U.S. pretax income. The 1995 tax rate reflected a higher proportion of Italian income, and also included the impact on current and deferred taxes of a one percent increase in the Italian statutory income tax rate. The 1995 tax rate also reflected a lower state tax provision than in 1996 due to favorable settlements of prior tax years.

  Income from continuing operations and net income for 1996 was $51.2 million, an increase of 17%, or $1.57 per share. The income from continuing operations and per share results were both new records compared to $43.8 million or $1.31 per share in 1995. Net income in 1995 was $52.3 million, or $1.56 per share, and reflected income from discontinued operations of $.8 million or $.02 per share, a gain of $10.4 million or $.31 per share related to the sale of the Microfoam Division in the second quarter of 1995, and also an extraordinary charge of $2.7 million or $.08 per share for the early repayment of debt in the third quarter of 1995.

  The weighted average shares outstanding during 1996 was 32.7 million shares, compared to the average of 33.4 million shares for 1995, a reduction of 2.3%. The reduced number of shares in 1996 resulted from the repurchase and retirement of shares under the Company's ongoing share repurchase program, which began in March 1994, net of shares issued in connection with the exercise of employee stock options. Shares outstanding at December 31, 1996 were 32.7 million shares, not significantly different from year-end 1995.

 Business Segment Results

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
NET SALES(/1/):
  Electromechanical.............................. $375,633  $372,038  $340,358
  Precision Instruments..........................  308,737   301,440   280,638
  Industrial Materials...........................  184,291   164,012   153,742
                                                  --------  --------  --------
    Total net sales.............................. $868,661  $837,490  $774,738
                                                  ========  ========  ========
INCOME:
Segment operating profit(/2/)
  Electromechanical.............................. $ 44,238  $ 48,858  $ 46,203
  Precision Instruments..........................   37,253    34,803    29,189
  Industrial Materials...........................   34,874    27,741    23,251
                                                  --------  --------  --------
    Total segment operating profit...............  116,365   111,402    98,643
  Corporate administrative and other expenses....  (21,307)  (22,104)  (23,351)
                                                  --------  --------  --------
    Consolidated operating income................   95,058    89,298    75,292
  Interest and other expenses, net...............  (16,398)  (20,041)  (17,529)
                                                  --------  --------  --------
    Consolidated income from continuing
     operations before income taxes.............. $ 78,660  $ 69,257  $ 57,763
                                                  ========  ========  ========

--------
(1) After elimination of intra- and intersegment sales, which are not significant in amount.
(2) Segment operating profit represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

  The ELECTROMECHANICAL GROUP'S sales increased $3.6 million or 1.0% to $375.6 million for 1996. Higher domestic sales of both floor care and non-floor-care products were largely offset by reduced sales by the Group's Italian motor operations. Continuing recessionary conditions in Europe and highly competitive pricing adversely affected sales in Europe. Operating profit for the Group decreased $4.6 million or 9.5% to $44.2 million in 1996. Profit margins fell to 11.8% in 1996 from 13.1% in the prior year due to the lower European sales and reduced operating efficiencies in the Group's Italian motor operations caused by the sales reduction. Also contributing to the profit decline was the incurrence of start-up costs in 1996 for new motor production operations in the PRC, Mexico, and the Czech Republic. These reductions were mitigated somewhat by increased profits from the Group's domestic motor operations due to higher domestic sales and improved operating efficiencies.

  The competitive situation in Europe caused a delay in implementing the Group's strategy to increase market penetration by offering its motor products as a low-cost outsourcing alternative to certain European vertically integrated floor care manufacturers. The Group expects to continue implementation of this strategy during 1997. During 1996, the Group continued initiatives to lower production costs, including both the start-up of the new motor production operations previously mentioned above and the purchase of a facility in the Czech Republic for operations to begin later in 1997. These new operations are expected to lower costs and create additional market share opportunities for the Group worldwide.

  PRECISION INSTRUMENT GROUP sales in 1996 were $308.7 million, an increase of $7.3 million or 2.4% from 1995. Increased sales of aerospace instruments were partially offset by lower worldwide sales of heavy-truck instruments caused by a continuing decline in industry-wide demand and by lower process instrument sales to European markets. Operating profit of the Group for 1996 increased $2.5 million, or 7.0%, to $37.3 million, compared to $34.8 million in the prior year. Profit margins for the Group improved to 12.1% for 1996 from 11.5% in 1995 due primarily to significant profit improvements from the Group's aerospace operations. Such profit improvement was the result of a lower cost structure, due to restructuring activities in prior years; increased sales, and a favorable change in product mix. Also contributing to the increase was the full-year profit contribution from a 50%- owned joint venture in Asia, which was acquired in March 1995 and manufactures low-cost pressure gauges. The profit improvement was limited to some extent by the lower sales of heavy-truck instruments by the Dixson business which was also acquired in March 1995, and by reduced sales of process instruments in Europe.

  INDUSTRIAL MATERIAL GROUP sales in 1996 were $184.3 million, an increase of $20.3 million or 12.4% from 1995. The sales increase was due primarily to higher domestic and export sales of water filtration products, resulting from increased market penetration into residential and retail markets, as well as the full-year sales contribution of a French water filter producer acquired late in 1995. Higher worldwide sales of specialty metal products due, in part, to the introduction of new products, also contributed to the sales increase. Group operating profit increased significantly by $7.1 million or 25.7% to $34.9 million in 1996; profit margins increased to 18.9% from 16.9% in the prior year. The profit improvement was due primarily to the sales increase, and in part to improved operating efficiencies resulting from cost containment initiatives throughout the Group. In June 1996, the Company announced it would retain the Group's Westchester Plastics Division, which was previously considered for sale. Westchester Plastics and the Haveg Division have been combined to form a new Chemical Products Division within the Group. In February 1997, the Company announced, subject to approval by its shareholders, that it had entered into an agreement with Culligan Water Technologies, Inc. to divest itself of its water filtration business through a merger of that business with Culligan for shares of Culligan stock to be distributed to the Company's shareholders. The transaction is expected to be completed in four to six months from the date of the announcement. The water filtration business consists of the Group's U.S.-based Plymouth Products Division and three foreign subsidiaries. Net sales of the water filtration business totaled approximately $70 million in 1996 (see Note 15 to the financial statements).

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

 Results of Operations

  For 1995, the Company achieved record sales and earnings. Sales were $837.5 million for 1995, an increase of $62.8 million or 8.1% from the 1994 total of $774.7 million, which was also a record at that time. Sales and other amounts for years prior to 1995 have been restated for the May 1995 sale of the Microfoam Division, which is reported in the accompanying financial statements as a discontinued operation. All business segments reported increased sales, led by the Electromechanical Group, whose introduction of new products and entry into emerging markets benefited 1995. Softness in the U.S. floor-care markets experienced in the second half of 1995 reduced domestic sales growth. Precision Instruments Group 1995 sales increased due largely to the Company's acquisition of the heavy-vehicle instrumentation business of privately held Dixson, Inc. in late March 1995. In 1995, the Industrial Materials Group continued to benefit from improved business conditions in many of its markets, resulting in increased sales led by the Company's metal powder business. Sales by all business segments to foreign markets totaled $281.3 million in 1995 compared to $237.7 million in 1994, an increase of 18.3%. Export shipments from the United States in 1995 continued to increase, reaching $139.1 million compared to $116.2 million in 1994, an increase of 19.7%.

  New orders during 1995 were $832.0 million, compared to $797.8 million for 1994, an increase of $34.2 million or 4.3%. The backlog of orders was $228.7 million at year-end 1995, a decrease of 2.4% from the end of 1994. Business segment operating profit was $111.4 million in 1995 compared to $98.6 million in 1994, an increase of 12.9%. The increase in profits was due to the higher sales volume and the successful implementation of cost reduction programs in the Precision Instruments and Industrial Materials groups. The Precision Instruments Group also benefited from the restructuring of the aerospace business, which was initiated in 1993.

Lower operating costs in the temperature- and corrosion-resistant-materials and plastics compounding businesses enhanced the profitability of the Industrial Materials Group.

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

  Income from continuing operations improved 19.5% in 1995 to $43.8 million, or $1.31 per share, compared to $36.6 million, or $.99 per share in 1994. Income from discontinued operations was $.8 million, or $.02 per share in 1995, compared to $2.4 million, or $.06 per share in 1994. Results in 1995 also included an after-tax gain of $10.4 million ($.31 per share), due to the sale of the Microfoam Division in the second quarter of 1995.

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

  Weighted average shares outstanding during 1995 were 33.4 million shares, compared to the average of 37.1 million shares for 1994, a reduction of 3.7 million shares or 10%. The reduced number of shares in 1995 resulted from the repurchase and retirement of shares under the Company's ongoing share repurchase program, which began in March 1994. Shares outstanding at December 31, 1995 and 1994 were 32.9 million shares and 34.7 million shares, respectively.

 Business Segment Results

  The ELECTROMECHANICAL GROUP'S sales increased $31.7 million or 9.3% to $372.0 million, due primarily to increased market share, introduction of new products, and the 1994 completion of capacity expansion programs at two plants in North Carolina. Sales for 1995 from the Company's Italian operations increased 25.6% before currency translation effects, which were minimal. However, softness in the U.S. floor care markets experienced in the second half of 1995 limited domestic sales growth. Operating profit of the Group increased 5.7% to $48.8 million in 1995 due primarily to the increase in sales volume. The Group's profit margin in 1995 was 13.1% compared to 13.6% in 1994. Higher material costs primarily in the Italian operations exceeded modest price increases and cost reductions, which reduced Group profitability. That condition was being moderated by additional cost-saving activities.

  PRECISION INSTRUMENTS GROUP sales in 1995 were $301.4 million, an increase of $20.8 million or 7.4% from 1994. The increase was due largely to increased sales of heavy-vehicle instruments, resulting from acquisition of the Dixson business at the end of the first quarter of 1995. An expected market downturn started to affect fourth-quarter 1995 shipments of heavy-truck instruments, which was expected to be alleviated somewhat by improving sales of commercial aerospace products. Sales of process instruments also increased in 1995; however, that increase was mostly offset by lower first-half sales of aerospace instruments. Group operating profit in 1995 increased 19.2% to $34.8 million, compared to $29.2 million in 1994. A profit contribution by Dixson, a manufacturing joint venture in Asia, and increased operating efficiencies in the aerospace business resulting from the restructuring activities, along with benefits from cost reduction programs initiated in prior years, accounted for the improved operating results. The cost savings being realized from the restructuring of the Group are expected to continue.

  INDUSTRIAL MATERIALS GROUP sales from continuing operations were $164.0 million in 1995, an increase of $10.3 million or 6.7% from 1994, due primarily to higher sales by the Company's metal powder business. Sales growth of water filtration products, which had been strong in prior years, was reduced due to softness in the U.S. retail market segment. Group operating profit in 1995 increased $4.5 million or 19.3% to $27.7 million. The increase in profitability was due in part to the higher sales volume, but mostly to cost reduction programs and improved operating efficiencies in the Company's temperature- and corrosion-resistant-materials business. The plastics compounding business benefited primarily from a third-quarter 1995 cost recovery from an insurance settlement. The overall profit increase was offset somewhat by reduced performance by the water filtration business. In May 1995 the Microfoam Division was sold. In November 1995, APIC/AFIMO, a French producer of filtration products, was acquired and added to the Group. The acquisition had no significant effect on the Group's results for 1995.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity

  Working capital of continuing operations at December 31, 1996 amounted to $61.0 million, an increase of $22.3 million from December 31, 1995, largely reflecting the repayment of short-term borrowings. The ratio of current assets to current liabilities at December 31, 1996 was 1.33:1, compared to 1.18:1 at December 31, 1995. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations was $131.4 million in 1996, compared to $123.7 million in 1995.

  Cash provided by the Company's continuing operations totaled $74.7 million in 1996 compared to $68.0 million in 1995, a net increase of $6.7 million. The net increase reflects higher income from continuing operations, and lower overall working capital requirements. Total cash provided by operating activities in 1995 was $65.4 million, and included $2.6 million of cash used for discontinued operations.

  Total 1996 charges against reserves for restructuring and other unusual items amounted to $7.2 million, compared to $13.0 million in 1995. The charges were primarily for cash, and did not significantly affect the Company's liquidity. Charges in both years were for workforce reductions, relocation of aerospace operations, and facilities combination, which required cash outlays, and for the write-off of certain assets, which did not require the use of cash. In 1997, the Company expects to incur additional restructuring-related cash and noncash charges against its restructuring reserves. It anticipates substantial completion of the restructuring program by the end of 1997, except for certain longer-term pension-related aspects of the program. Once the restructuring program has been completed, it is anticipated that the benefits, which have already been substantial, will continue to more than offset the required cash expenditures under the plan.

  Cash used for investing activities was $41.5 million in 1996, compared to $28.7 million in 1995, an increase of $12.8 million. The primary reason for the increase was additions to property, plant, and equipment, which totaled $41.2 million compared to $31.7 million in 1995. Net cash expenditures for investing activities in 1995 also included the acquisition of two businesses and investment in a joint venture, requiring a total cash outlay of $44.0 million, more than offset by $47.4 million in cash proceeds, received primarily from the sale of the Microfoam Division and other assets.

  Financing activities used cash totaling $37.2 million in 1996, compared to $36.9 million in 1995. During 1996, the Company made net repayments of short-term borrowings totaling $24.4 million, repurchased 698,000 shares of the Company's common stock at a total cost of $12.5 million, funded dividend payments of $7.9 million, and received cash proceeds of $7.0 million from the exercise of employee stock options. Financing activities for 1995 included net proceeds of $54.5 million from short-term borrowings; repayment of $50.0 million in term loans, of which $5 million was required; expenditures of $39.6 million for the repurchase of 2.3 million shares of the Company's common stock; funding of dividends totaling $8.0 million; and net proceeds of $5.6 million related to the exercise of employee stock options.

  On September 12, 1996, the Company amended its $195 million Bank Credit Agreement. In addition to providing somewhat greater financial flexibility, the amended agreement also extended the maturity of the credit facility by one year, to 2001, and provided for slightly lower interest rates and fees on the total credit facility. At December 31, 1996, $176.9 million of the domestic bank credit facility was unused and available, along with approximately $8.8 million of unused foreign credit lines with European banks.

  The stock repurchases mentioned previously were made under the Company's ongoing share repurchase programs. Since beginning the stock repurchase programs in March 1994, the Company has acquired a total of 12.2 million shares at a total cost of $171.0 million as of December 31, 1996. Additional stock repurchases, if any, will be made under a new $50 million authorization announced in June 1996, of which $48.2 million was unexpended as of year-end 1996.

  As a result of all 1996 cash flow activities, cash and cash equivalents at December 31, 1996 totaled $3.1 million, compared to $7.0 million at December 31, 1995. The Company believes it has sufficient cash-generating capabilities and available domestic and foreign credit facilities to enable it to meet its needs in the foreseeable future.

NEW ACCOUNTING STANDARDS

  In the first quarter of 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement No. 121 establishes new accounting standards for measuring the impairment of long-lived assets. The adoption of the new statement did not have any impact on the Company's consolidated financial position or results of operations.

  As of January 1, 1996, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 establishes a fair value method of accounting for stock-based awards issued to employees and others that includes expensing related compensation cost in the income statement; but it also allows companies the choice of continuing to measure compensation expense as it was previously measured prior to the effective date of adoption of Statement No. 123. The Company elected to continue to use the previous method of accounting for stock-based awards issued to employees, but to provide the disclosures required by Statement No. 123. Consequently, adoption of the statement did not have any impact on the Company's consolidated financial position or results of operations (see Note 7 to the consolidated financial statements).

INTERNAL REINVESTMENT

 Capital Expenditures

  Capital expenditures were $41.2 million in 1996, compared to $31.7 million in 1995, an increase of $9.5 million or 29.9%. Approximately 83% of the 1996 expenditures were for additional manufacturing equipment to increase production efficiencies, and for expanded production capacity, primarily in the Electromechanical Group. The Company expects to increase its capital spending in 1997 slightly above 1996 levels, with continued emphasis on investment in production efficiencies and expansion, primarily in the Electromechanical Group.

 Product Development and Engineering

  Product development and engineering expenses in 1996 totaled $37.4 million compared to $33.2 million in 1995, and $32.8 million in 1994. These amounts include expenses for research and development of $17.7 million in 1996, $16.0 million in 1995, and $17.7 million in 1994. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL MATTERS

  The Company is subject to environmental laws and regulations as well as stringent cleanup requirements and also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. Provisions for environmental cleanup at those sites and other sites were approximately $1.8 million in 1996, $2.4 million in 1995, and $1.6 million in 1994.

  It is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, but the Company believes that based on past experience and current evaluations, the outcomes of these actions is not likely to have a material adverse effect on the future results of operations, financial position, or cash flows of the Company.

IMPACT OF INFLATION

  The Company attempts to minimize the impact of inflation through cost reduction programs and by improving productivity. In addition, the Company uses the last-in, first-out (LIFO) method of accounting for inventories (whereby the cost of products sold approximates current costs), and therefore, the impact of inflation is substantially reflected in operating costs. In general, the Company believes programs are in place that are designed to monitor the impact of inflation and to take necessary steps to minimize inflation's effect on operations.

OTHER MATTERS

  In cooperation with the Consumer Products Safety Commission, the Company, along with its supplier and customer, is participating in a voluntary recall of one water filter cartridge model involving 14,000 units which were sold, beginning in March 1996, through a mass merchandiser, when the filter cartridges were introduced. Although only a limited number of the filter cartridges may contain an incorrect form of carbon, all units are being recalled as a precautionary measure. Neither the Company, the carbon supplier, nor the distributors are aware of any consumer injuries related to the filter cartridge. The Company does not believe it is at fault in this matter and based upon the information available at this time, it is not expected that the outcome will have a material effect on the Company's financial position or results of operations.

RISK FACTORS

  Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following includes some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

  . An economic slowdown in any one, or all of, the Company's global market segments.

  . Unforeseen selling price reductions in any one, or all of, the Company's global market segments, with adverse effects on profit margins. Currently, the most noticeable price pressure is in the electric motor market in which some competitors are scaling back prices, and new competitors are seeking to gain market entry.

  . The Company's ability to achieve cost reduction targets; due in part to varying prices and availability of certain raw materials and semifinished materials and components.

  . Underutilization of the Company's existing factories and plants, or plant expansions or new plants, possibly resulting in production inefficiencies, higher and unanticipated start-up expenses and production delays at new plants.

  . The unanticipated expenses of divesting businesses currently under consideration, or of assimilating newly-acquired business into the Company's business structure; as well as, the impact of unusual expenses from on-going evaluations of business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

  . Unpredictable delays or difficulties in the development of key new product programs.

  . The risk of not recovering major research and development expenses, and the risks associated with major technological shifts away from the Company's technologies and core competencies.

  . A slower than anticipated improvement in the build rate in the U.S. and Europe for heavy-trucks, construction and agricultural equipment and related instrumentation, as well as a restriction in the ability of heavy vehicle manufacturers to secure components manufactured by outside suppliers.

  . Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

  . The effects, in the U.S. and abroad, of changes in trade practices;
    monetary and fiscal policies; laws and regulations; other activities of governments, agencies, and similar organizations; and social and economic conditions, such as trade restrictions or prohibitions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; and the ability or inability of the Company to obtain, or hedge foreign currencies, foreign currency exchange rates and fluctuation in those rates. This would include extreme currency fluctuations in the Italian lira and German mark; protectionism and confiscation of assets; nationalizations and unstable governments and legal systems, and intergovernmental disputes.

  The Company believes that it has the product offering, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          ----
   INDEX TO FINANCIAL STATEMENTS (ITEM 14(A) 1)
   Report of Independent Auditors........................................  20
   Consolidated Statement of Income for the years ended December 31,
    1996, 1995, and 1994.................................................  21
   Consolidated Balance Sheet at December 31, 1996 and 1995..............  22
   Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1996, 1995, and 1994....................................  23
   Consolidated Statement of Cash Flows for the years ended December 31,
    1996, 1995, and 1994.................................................  24
   Notes to the Consolidated Financial Statements........................  25

  FINANCIAL STATEMENT SCHEDULES (ITEM 14(A) 2)

  Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.:

  We have audited the accompanying consolidated balance sheets of AMETEK, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc., at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for marketable securities.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 22, 1997,
except for Note 15, as to which the date is February 5, 1997

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Net sales.................................  $  868,661  $  837,490  $  774,738
                                            ----------  ----------  ----------
Expenses:
  Cost of sales (excluding depreciation)..     669,784     647,008     600,290
  Selling, general and administrative.....      76,059      74,790      70,980
  Depreciation............................      27,760      26,394      28,176
                                            ----------  ----------  ----------
    Total expenses........................     773,603     748,192     699,446
                                            ----------  ----------  ----------
Operating income..........................      95,058      89,298      75,292
Other income (expenses):
  Interest expense........................     (19,071)    (20,175)    (21,618)
  Other, net..............................       2,673         134       4,089
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes.............................      78,660      69,257      57,763
Provision for income taxes................      27,470      25,500      21,144
                                            ----------  ----------  ----------
Income from continuing operations.........      51,190      43,757      36,619
Discontinued operations, net of taxes:
  Income from discontinued operations.....         --          779       2,372
  Gain on sale of discontinued
   operations.............................         --       10,420         --
                                            ----------  ----------  ----------
Income before extraordinary items and
 cumulative effect of accounting change...      51,190      54,956      38,991
Extraordinary loss on early extinguishment
 of debt, net of taxes....................         --       (2,676)    (11,810)
Cumulative effect of accounting change for
 marketable securities, net of taxes......         --          --        3,819
                                            ----------  ----------  ----------
Net income................................  $   51,190  $   52,280  $   31,000
                                            ==========  ==========  ==========
Earnings (loss) per share:
  Income from continuing operations.......  $     1.57  $     1.31  $      .99
  Discontinued operations:
    Income from discontinued operations...         --          .02         .06
    Gain on sale of discontinued
     operations...........................         --          .31         --
                                            ----------  ----------  ----------
  Income before extraordinary items and
   cumulative effect of accounting
   change.................................        1.57        1.64        1.05
  Extraordinary loss on early
   extinguishment of debt.................         --         (.08)       (.32)
  Cumulative effect of accounting change..         --          --          .11
                                            ----------  ----------  ----------
  Net income..............................  $     1.57  $     1.56  $      .84
                                            ==========  ==========  ==========
Average common shares outstanding.........  32,670,726  33,426,436  37,125,569
                                            ==========  ==========  ==========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  3,051  $  7,011
  Marketable securities....................................    6,441     5,694
  Receivables, less allowance for possible losses..........  126,212   118,782
  Inventories..............................................   94,413   101,515
  Deferred income taxes....................................   11,086    11,825
  Other current assets.....................................    5,769     4,518
                                                            --------  --------
    Total current assets...................................  246,972   249,345
Property, plant and equipment, net.........................  192,356   176,838
Intangibles, investments and other assets..................   98,587   100,562
                                                            --------  --------
                                                            $537,915  $526,745
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
   debt.................................................... $ 31,898  $ 56,374
  Accounts payable.........................................   77,994    76,569
  Income taxes payable.....................................   10,227     9,177
  Accrued liabilities......................................   65,852    68,556
                                                            --------  --------
    Total current liabilities..............................  185,971   210,676
Long-term debt.............................................  150,333   150,430
Deferred income taxes......................................   35,099    31,927
Other long-term liabilities................................   37,014    46,653
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized: 5,000,000
   shares; none issued.....................................      --        --
  Common stock, $.01 par value; authorized: 100,000,000
   shares; issued: 1996--34,208,095 shares; 1995--
   34,906,717 shares.......................................      342       349
  Capital in excess of par.................................    1,190       783
  Retained earnings........................................  157,843   124,503
                                                            --------  --------
                                                             159,375   125,635
  Net unrealized losses....................................  (15,375)  (18,691)
  Less: Cost of shares held in treasury: 1996--1,502,617
   shares; 1995--2,049,194 shares..........................  (14,502)  (19,885)
                                                            --------  --------
    Total stockholders' equity.............................  129,498    87,059
                                                            --------  --------
                                                            $537,915  $526,745
                                                            ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
CAPITAL STOCK
 Preferred Stock................................. $    --   $    --   $    --
                                                  --------  --------  --------
 Common Stock, $.01 par value:
  Balance at the beginning of the year...........      349       372    46,414
  Common stock retirement........................       (7)      (23)   (6,988)
  Reduction in par value from $1.00 per share to
   $.01 per share................................      --        --    (39,054)
                                                  --------  --------  --------
    Balance at the end of the year...............      342       349       372
                                                  --------  --------  --------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the year...........      783     7,382     6,389
  Employee stock options and savings plan........    2,943     2,093       976
  Reduction in par value of common stock.........      --        --     39,054
  Common stock retirement........................   (2,536)   (8,661)  (39,607)
  Other..........................................      --        (31)      570
                                                  --------  --------  --------
    Balance at the end of the year...............    1,190       783     7,382
                                                  --------  --------  --------
RETAINED EARNINGS
  Balance at the beginning of the year...........  124,503   111,150   161,297
  Net income.....................................   51,190    52,280    31,000
  Cash dividends paid............................   (7,853)   (7,983)   (8,910)
  Common stock retirement........................   (9,997)  (30,944)  (72,237)
                                                  --------  --------  --------
    Balance at the end of the year...............  157,843   124,503   111,150
                                                  --------  --------  --------
NET UNREALIZED LOSSES
 Foreign currency translation:
  Balance at the beginning of the year...........  (15,008)  (16,148)  (20,163)
  Translation adjustments........................    1,281     1,140     4,015
                                                  --------  --------  --------
    Balance at the end of the year...............  (13,727)  (15,008)  (16,148)
                                                  --------  --------  --------
 Pension liability in excess of unrecognized
  prior service cost:
  Balance at the beginning of the year...........   (4,384)   (4,391)   (4,731)
  Adjustments during the year....................    1,802         7       340
                                                  --------  --------  --------
    Balance at the end of the year...............   (2,582)   (4,384)   (4,391)
                                                  --------  --------  --------
 Other (principally valuation allowance for
  marketable securities):
  Balance at the beginning of the year...........      701      (683)    3,262
  Appreciation (depreciation) in marketable
   securities....................................      233     1,384    (2,547)
  Other..........................................      --        --     (1,398)
                                                  --------  --------  --------
    Balance at the end of the year...............      934       701      (683)
                                                  --------  --------  --------
    Balance at the end of the year...............  (15,375)  (18,691)  (21,222)
                                                  --------  --------  --------
TREASURY STOCK
  Balance at the beginning of the year...........  (19,885)  (24,502)  (27,142)
  Employee stock options and savings plan........    5,200     4,237     2,577
  Other..........................................      183       380        63
                                                  --------  --------  --------
    Balance at the end of the year...............  (14,502)  (19,885)  (24,502)
                                                  --------  --------  --------
      Total Stockholders' Equity................. $129,498  $ 87,059  $ 73,180
                                                  ========  ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996      1995      1994
                                                 --------  --------  ---------
Cash provided by (used for):
Operating activities:
  Income from continuing operations............. $ 51,190  $ 43,757  $  36,619
  Adjustments to reconcile income from
   continuing operations to net cash provided by
   continuing operations:
    Depreciation and amortization...............   34,906    34,461     35,469
    Deferred income taxes.......................    2,424     3,989      4,585
    Proceeds from sale of securities in trading
     portfolio..................................      --        --      31,566
    Changes in operating working capital:
      Increase in receivables...................   (4,092)   (3,511)    (7,902)
      Decrease (increase) in inventories and
       other current assets.....................    7,924     1,243     (9,703)
      (Decrease) increase in payables, accruals
       and income taxes.........................   (6,608)  (17,948)    20,323
    (Decrease) increase in other long-term
     liabilities................................   (4,377)    6,273       (723)
    Other.......................................   (6,667)     (304)    (3,289)
                                                 --------  --------  ---------
Cash provided by continuing operations..........   74,700    67,960    106,945
Cash (used for) provided by discontinued
 operations.....................................      --     (2,572)     7,645
                                                 --------  --------  ---------
      Total operating activities................   74,700    65,388    114,590
                                                 --------  --------  ---------
Investing activities:
  Additions to property, plant and equipment....  (41,247)  (31,746)   (22,798)
  Proceeds from sale of assets and discontinued
   operations...................................    4,023    42,709      8,428
  Purchase of businesses and investments........   (5,926)  (43,980)    (1,144)
  Decrease in marketable securities and other...    1,649     4,293      5,611
                                                 --------  --------  ---------
      Total investing activities................  (41,501)  (28,724)    (9,903)
                                                 --------  --------  ---------
Financing activities:
  Net change in short-term borrowings...........  (24,357)   54,544      1,600
  Cash dividends paid...........................   (7,853)   (7,983)    (8,910)
  Additional long-term borrowings...............      --        --     306,004
  Repayment of long-term debt...................      --    (50,000)  (292,506)
  Debt issuance costs and debt prepayment
   premiums.....................................      --       (166)   (29,211)
  Repurchases of common stock...................  (12,540)  (39,628)  (118,832)
  Proceeds from stock options...................    6,953     5,629      3,554
  Other.........................................      638       706        400
                                                 --------  --------  ---------
      Total financing activities................  (37,159)  (36,898)  (137,901)
                                                 --------  --------  ---------
Decrease in cash and cash equivalents...........   (3,960)     (234)   (33,214)
Cash and cash equivalents:
  Beginning of year.............................    7,011     7,245     40,459
                                                 --------  --------  ---------
  End of year................................... $  3,051  $  7,011  $   7,245
                                                 ========  ========  =========

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

 Cash Equivalents, Securities, and Other Investments

  All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. In January 1994, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investment in Debt and Equity Securities. SFAS No. 115 requires that equity securities and fixed income securities be carried at market value, and that the unrealized gains and losses on securities, less deferred income taxes, be reflected as a component of stockholders' equity for securities considered available for sale, and be reflected in income for securities held for trading purposes. The cumulative effect on net income of adopting that standard for securities, then classified in a trading portfolio, was to increase net income for 1994 by $3.8 million (net of taxes), or $.11 per share. At December 31, 1996 and 1995, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 1996 and 1995 was: 1996--$14.9 million ($13.5 million amortized cost), and 1995--$12.2 million ($10.9 million amortized cost). The Company's other investments are accounted for by the equity method.

 Inventories

  Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value was $35.0 million and $36.4 million at December 31, 1996 and 1995.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets.

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

 Research and Development

  Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1996--$17.7 million, 1995-- $16.0 million, and 1994--$17.7 million.

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

  Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Gains and losses from those transactions (not significant in amount) are included in operating results for the year.

  In addition, the Company utilizes various financial instruments to hedge firm commitments for certain export sales, thereby minimizing its exposure to foreign currency fluctuation. Foreign exchange contracts, foreign currency options, and foreign currency swaps may be entered into for periods consistent with the Company's exposure, generally one year or less. Gains and losses from those arrangements are deferred and are reflected as adjustments of the related foreign currency transaction.

 Interest Rate Swap and Cap Agreements

  The Company enters into interest rate swap and cap agreements to modify the interest characteristics of certain of its revolving credit loans, and to reduce the impact of increases in interest rates on its floating-rate loans. Such agreements generally involve the exchange of fixed- and floating-rate interest payments periodically over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change, and it is recognized as an adjustment to interest expense related to the debt over the life of the agreements. Under interest rate cap agreements, the interest rate on a specified percentage of certain revolving credit loans outstanding, which is subject to the floating interest rate, cannot exceed a fixed percentage. The Company also uses foreign currency and interest rate swaps in its selective hedging of certain foreign currency and interest rate risk exposure.

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

2. RESTRUCTURING

  As of December 31, 1996, charges against a restructuring reserve of $45.1 million established in 1993 (primarily for the Company's Precision Instruments Group) totaled approximately $32.2 million, of which $7.2 million was charged in 1996, $13 million in 1995 and $7.9 million in 1994. The charges were for costs related to workforce reductions, a facility combination and asset write-downs. The remaining reserves of $12.9 million at December 31, 1996, related primarily to certain pension and employee-related obligations and product line

                                 AMETEK, INC.

relocation, are currently anticipated to be fully utilized with no material change in the estimates. Except for certain long-term pension obligations, the significant portion of these actions are expected to be completed by the end of 1997.

3. ACQUISITIONS

  On November 1, 1995, the Company acquired APIC and AFIMO (APIC), a French and Monaco based manufacturer of water filtration products, for cash. This acquisition was completed in early 1996 upon the determination of fair values of the assets acquired and the liabilities assumed. On March 31, 1995, the Company purchased the heavy-vehicle instrumentation business of privately held Dixson, Inc. also for cash. These acquisitions were accounted for by the purchase method and the results of their operations are included in the Company's consolidated results from their respective acquisition dates. The acquisitions of Dixson and APIC would not have had a material effect on the Company's sales or earnings for 1995 or 1994 had they been made at the beginning of the respective periods.

  On March 1, 1995, the Company acquired a 50% ownership interest in a joint venture established with a Taiwanese supplier to manufacture low-cost pressure gauges in China and Taiwan for worldwide markets. The investment is accounted for by the equity method, and the Company's 50% share of the operating results since March 1, 1995 (not material in amount) is included in the earnings of its domestic gauge manufacturing Division.

  The aggregate purchase price of the above mentioned acquisitions and investment in the joint venture totaled $46.8 million, consisting of cash paid at closing and minor deferred payment obligations over periods of up to three years. The investment in the joint venture is reported with Intangibles, Investments and Other Assets in the accompanying balance sheet.

4. DISCONTINUED OPERATIONS

  On May 18, 1995, the Company sold its foam packaging business (Microfoam Division) for approximately $37 million in cash. The sale of the assets of Microfoam, after providing for certain costs related to the sale, resulted in a second quarter 1995 gain of $10.4 million, net of taxes of $6.4 million. As a result of the transaction, the Company's prior period financial statements were restated to report Microfoam as a discontinued operation.

  Summary operating results of discontinued operations, excluding the gain on sale, were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
Net sales...................................................... $12,153 $33,226
                                                                ======= =======
Income before income taxes..................................... $ 1,291 $ 4,044
Provision for income taxes.....................................     512   1,672
                                                                ------- -------
Net income..................................................... $   779 $ 2,372
                                                                ======= =======

                                  AMETEK, INC.

5. OTHER BALANCE SHEET INFORMATION

                                                             (IN THOUSANDS)
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
INVENTORIES
  Finished goods and parts................................ $  28,565  $  31,628
  Work in process.........................................    18,829     23,491
  Raw materials and purchased parts.......................    47,019     46,396
                                                           ---------  ---------
                                                           $  94,413  $ 101,515
                                                           =========  =========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land.................................................... $   8,840  $   8,107
  Buildings...............................................    99,515     95,249
  Machinery and equipment.................................   340,242    304,694
                                                           ---------  ---------
                                                             448,597    408,050
  Less accumulated depreciation...........................  (256,241)  (231,212)
                                                           ---------  ---------
                                                           $ 192,356  $ 176,838
                                                           =========  =========
INTANGIBLES, INVESTMENTS AND OTHER ASSETS
  Intangibles, at cost:
    Patents............................................... $  20,698  $  20,993
    Goodwill..............................................    33,872     30,626
    Other acquired intangibles............................    48,529     48,455
    Less accumulated amortization.........................   (61,190)   (54,818)
                                                           ---------  ---------
                                                              41,909     45,256
  Investments.............................................    36,437     35,806
  Other...................................................    20,241     19,500
                                                           ---------  ---------
                                                           $  98,587  $ 100,562
                                                           =========  =========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits.............. $  23,753  $  22,572
  Restructuring...........................................     5,556     11,208
  Other...................................................    36,543     34,776
                                                           ---------  ---------
                                                           $  65,852  $  68,556
                                                           =========  =========

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE

                                                           (IN THOUSANDS)
                                                        -----------------------
                                                         1996     1995    1994
                                                        -------  ------  ------
  Balance at beginning of year......................... $ 6,373  $3,921  $2,394
  Additions charged to expense.........................     169   2,723   1,601
  Recoveries credited to allowance.....................      38       6     110
  Write-offs...........................................  (1,246)   (432)   (219)
  Currency translation adjustment and other............      41     155      35
                                                        -------  ------  ------
  Balance at end of year............................... $ 5,375  $6,373  $3,921
                                                        =======  ======  ======

                                 AMETEK, INC.

6. LONG-TERM DEBT

  At December 31, 1996 and 1995, long-term debt consisted primarily of $150 million in 9 3/4% senior notes due 2004. The annual future payments required by the terms of the long-term debt for the years 1997 through 2001 are not significant.

  In March 1994, the Company entered into a $250 million senior secured credit agreement with a group of banks led by The Chase Manhattan Bank, N.A. The net proceeds from these debt issues, together with available cash were used, among other things, to finance the Company's early retirement of debt in March 1994. In October 1994, the Company amended the agreement by reducing the total credit facility from $250 million to $200 million. In connection with this early retirement of debt, the Company recorded a first quarter 1994 extraordinary charge of $11.8 million (net of tax benefits of $7.6 million), or $.32 per share, for the prepayment premiums paid and the write-off of related deferred debt issuance costs.

  On August 2, 1995, the Company replaced its $200 million secured bank credit facility with a new Bank Credit Agreement with a group of banks led by The Chase Manhattan Bank, N.A. The five-year revolving credit facility was unsecured, and provided up to $195 million in revolving credit loans, with scheduled reductions in the total credit facility to $150 million by August 1, 2000. In connection with the August 2, 1995 Bank Credit Agreement, the Company recorded a third quarter 1995 noncash extraordinary charge of $2.7 million (net of tax benefits of $1.7 million), or $.08 per share, for the write-off of deferred debt issuance costs related to the previous bank credit agreement.

  On September 12, 1996, the Company amended the $195 million Bank Credit Agreement, extending the maturity of the facility by one year, to 2001. In addition, the amended agreement provides somewhat greater financial flexibility, and slightly lower interest rates and fees on the entire credit facility.

  Among other things, the agreements place certain restrictions on cash payments, including the payment of cash dividends. At December 31, 1996, retained earnings of approximately $12 million were not subject to the dividend limitation.

  Outstanding loans under the credit facility are subject to interest rate swap and cap agreements based on the combination of a fixed rate and the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR. Under the new Bank Credit Agreement, at December 31, 1996 the Company had $18.1 million in revolving credit loans outstanding at a blended interest rate of 7.4%.

  Foreign subsidiaries of the Company had lines of credit with European banks of approximately $22.5 million, of which $8.8 million was unused at December 31, 1996. The revolving credit loans, along with the foreign bank borrowings totaling $13.7 million at December 31, 1996, are classified on the accompanying balance sheet as short-term borrowings. The weighted average interest rate on all short-term borrowings outstanding at December 31, 1996 was 8.6%. The Company also has outstanding letters of credit totaling $13.6 million at December 31, 1996.

7. STOCKHOLDERS' EQUITY

  In June 1996, the Company announced a new $50 million stock repurchase authorization, and rescinded the unused portion ($5.8 million) of the previous authorizations, which had totaled $175 million. During 1996, the Company repurchased 698,000 shares of its common stock at an aggregate cost of $12.5 million. As of December 31, 1996, shares repurchased since the inception of the stock repurchase programs in March 1994 totaled 12.2 million shares at an aggregate cost of $171 million. At December 31, 1996, $48.2 million was unexpended under the outstanding stock repurchase authorization.

                                 AMETEK, INC.

  All of the repurchased shares have been retired as required by the Company's loan agreements, and such retired shares are considered authorized but unissued shares. At December 31, 1996, shares outstanding totaled 32,705,478 shares, compared to 32,857,523 shares outstanding at December 31, 1995.

  In 1995 a Stock Incentive Plan was adopted by the Company, providing for the grant of up to 2.2 million shares of common stock to eligible employees and nonemployee Directors of the Company. Under the Plan, the awards may include the grant of stock options, stock appreciation rights, restricted stock awards, and phantom stock awards.

  In certain circumstances, the Company provides for restricted stock awards of its common stock to eligible employees and nonemployee Directors of the Company at such cost to the recipient as the Stock Incentive Plan Committee of the Board of Directors may determine. Such shares are issued subject to certain conditions, with transfer and other restrictions as prescribed by the Plan. No restricted stock was awarded during 1996 or 1995. In 1994, the Company awarded 20,000 shares of restricted common stock to certain nonemployee Directors under the Plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market value of the shares awarded over the price paid by the recipient at the date of the grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. Amortization expense in 1996, 1995, and 1994 for awards under the Plan was not significant.

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

  As of January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. As permitted by Statement No. 123, the Company elected to continue to account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation expense is not recognized for fixed-price stock options when the exercise price of the employee stock option is equal to the market price of the underlying stock on the date of grant.

  Total compensation expense recognized by the Company for all stock-based employee compensation awards for 1996, 1995, and 1994 was not significant. Had compensation expense for the Company's stock option plans been determined by Statement No. 123, the pro forma effects on the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would not have been materially different from the amounts reported. The effects of applying Statement No. 123 in 1996 for providing pro forma compensation expense disclosure may not be representative of the effects on reported net income, or earnings per share in future years.

  At December 31, 1996, 3,786,623 (4,402,164 in 1995) shares of common stock were reserved under all of the Company's incentive and nonqualified stock plans. The options are exercisable at prices not less than market price value on dates of grant, and in installments over four to ten-year periods from such dates. The Company also has outstanding 32,500 (48,500 in 1995) stock appreciation rights exercisable for cash and/or shares of the Company's common stock when the related option is exercised. Subject to certain limitations, each right relates to the excess of the market value of the Company's common stock over the exercise price of the related option. Charges and credits, immaterial in amount, are made to income for these rights and certain related options.

                                 AMETEK, INC.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                   1996                      1995                     1994
                          ------------------------  ------------------------ ------------------------
                                         PRICE                     PRICE                    PRICE
                           SHARES        RANGE       SHARES        RANGE      SHARES        RANGE
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at beginning
 of year................  2,714,540  $11.69-$17.69  2,689,961  $ 8.94-$16.50 2,046,225  $ 8.94-$16.50
Granted.................    705,150   17.38- 19.56    610,900   17.00- 17.69 1,152,600   12.31- 15.19
Exercised...............   (603,975)  11.69- 17.50   (542,626)   8.94- 15.44  (302,146)   8.94- 15.44
Canceled................    (48,413)  12.19- 19.19    (43,695)  12.19- 17.50  (206,718)  12.19- 15.44
                          ---------  -------------  ---------  ------------- ---------  -------------
Outstanding at end of
 year...................  2,767,302*  11.69- 19.56* 2,714,540   11.69- 17.69 2,689,961    8.94- 16.50
                          =========  =============  =========  ============= =========  =============
Exercisable at end of
 year...................  1,154,663  $11.69-$17.69  1,203,097  $11.69-$16.31 1,102,064  $ 8.94-$16.50
                          =========  =============  =========  ============= =========  =============

--------
* Expiring from 1997 through 2006.

  The weighted average fair value of options granted during 1996 and 1995 was $4.98 and $5.08, respectively. The fair value for the option grants was estimated on the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995 respectively: a risk-free interest rate of 5.94% for each year, dividend yields of 1.4% for each year, expected volatility of the market price of the Company's common stock of 22.8% and 25.5%; and a weighted average expected life of options granted of five years.

8. LEASES

  Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 1996 (principally for production and administrative facilities and equipment) amounted to $11.4 million consisting of annual payments of $3.2 million in 1997, $2.8 million in 1998, and decreasing amounts thereafter. Rental expense was $6.3 million in 1996, $4.9 million in 1995 and $4.4 million in 1994.

9. INCOME TAXES

  The components of income from continuing operations before income taxes and the details of the provision for income taxes are as follows:

                                                            (IN THOUSANDS)
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
Income from continuing operations before income taxes:
  Domestic............................................. $72,005 $51,470 $42,995
  Foreign..............................................   6,655  17,787  14,768
                                                        ------- ------- -------
      Total............................................ $78,660 $69,257 $57,763
                                                        ======= ======= =======
Provision for income taxes:
  Current:
    Federal............................................ $19,837 $12,764 $10,963
    Foreign............................................   2,640   7,378   5,860
    State..............................................   2,580   1,423     258
                                                        ------- ------- -------
      Total current....................................  25,057  21,565  17,081
                                                        ------- ------- -------
  Deferred:
    Federal............................................     227   1,851   1,214
    Foreign............................................   1,495   1,410   2,209
    State..............................................     691     674     640
                                                        ------- ------- -------
      Total deferred...................................   2,413   3,935   4,063
                                                        ------- ------- -------
      Total provision.................................. $27,470 $25,500 $21,144
                                                        ======= ======= =======

                                 AMETEK, INC.

  Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                             (IN THOUSANDS)
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Current deferred tax asset:
  Reserves not currently deductible........................ $ (9,171) $ (9,825)
  Other....................................................   (1,915)   (2,000)
                                                            --------  --------
    Net current deferred tax asset.........................  (11,086)  (11,825)
                                                            ========  ========
Long-term deferred tax (asset) liability:
  Differences in basis of property and accelerated
   depreciation............................................   23,508    21,547
  Purchased tax benefits...................................   10,110    13,268
  Reserves not currently deductible........................  (11,528)  (13,798)
  Other....................................................   13,009    10,910
                                                            --------  --------
    Net long-term deferred tax liability...................   35,099    31,927
                                                            --------  --------
    Net deferred tax liability............................. $ 24,013  $ 20,102
                                                            ========  ========

  The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
Statutory rate................................................ 35.0% 35.0% 35.0%
State income taxes, net of federal income tax benefit.........  2.7   2.0   0.9
Foreign Sales Corporation and other tax credits............... (2.7) (2.7) (3.2)
Effect of foreign operations..................................  0.9   3.9   4.7
Other......................................................... (1.0) (1.4) (0.8)
                                                               ----  ----  ----
                                                               34.9% 36.8% 36.6%
                                                               ====  ====  ====

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $33.1 million at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the U.S., the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

10. RETIREMENT AND PENSION PLANS

  The Company maintains noncontributory defined benefit retirement and pension plans. Benefits for eligible United States salaried and hourly employees are funded through trusts established in conjunction with the plans. Employees of certain foreign operations participate in various local plans that in the aggregate are not significant.

  The Company also has nonqualified unfunded retirement plans for its Directors and certain retired employees, as well as contractual arrangements with a current and certain former executives that provide for supplemental pension benefits in excess of those provided by the Company's primary pension plan. Fifty percent of the projected benefit obligation of the supplemental pension benefit arrangements with the executives has been funded by grants of restricted shares of the Company's common stock. The remaining 50% is unfunded. The Company is providing for those arrangements by charges to earnings (included in net pension expense below) over the periods to age 65 of the participants.

                                 AMETEK, INC.

  The Company's funding policy with respect to its qualified plans is to contribute amounts determined annually on an actuarial basis that provide for current and future benefits in accordance with the funding requirements of federal law and regulations. Assets of funded benefit plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as the Company's common stock, not material to total plan assets.

  Net pension expense, excluding plan administrative expenses, consists of the following components:

                                                       (IN THOUSANDS)
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
Service cost for benefits earned during the
 period......................................... $  6,320  $  5,999  $  6,676
Interest cost on projected benefit obligation...   16,292    15,446    14,742
Actual return on plan assets....................  (21,780)  (23,665)  (17,922)
Net amortization and deferrals..................    3,460     6,894       215
                                                 --------  --------  --------
Net pension expense............................. $  4,292  $  4,674  $  3,711
                                                 ========  ========  ========

  In addition to pension expense shown in the table above, the Company also incurs other pension-related expenses, including plan administrative expenses prior to 1996. Such additional expense for the past three years was not material in amount.

  Net pension expense reflects an expected long-term rate of return on plan assets of 9 1/4% for 1996, 1995, and 1994. The actual return has been adjusted to defer gains and losses that differ from the expected return. The present value of projected benefit obligations was determined by using an assumed discount rate of 7 3/4% for 1996, 7 1/2% for 1995, and 7 3/4% for 1994. The
assumed rate of compensation increase used in determining the present value of projected benefit obligations was 5% for 1996 and 1995, and 5 1/4% for 1994.

  For pension plans with accumulated benefits in excess of assets at December 31, 1996, the balance sheet reflects an additional long-term pension liability of $7.4 million ($11.5 million in 1995), a long-term intangible asset of $3.5 million ($4.8 million in 1995), and a charge in stockholders' equity (net of deferred taxes) of $2.6 million in 1996, and $4.4 million in 1995 and 1994. The charge in stockholders' equity represents the excess of the additional long-term liability over unrecognized prior service cost. No balance sheet recognition is given to pension plans with assets in excess of accumulated benefits.

  The following table sets forth the funded status of the plans:

                                                (IN THOUSANDS)
                                -----------------------------------------------
                                   DECEMBER 31, 1996       DECEMBER 31, 1995
                                ----------------------- -----------------------
                                  ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                  EXCEED     BENEFITS     EXCEED     BENEFITS
                                ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                 BENEFITS     ASSETS     BENEFITS     ASSETS
                                ----------- ----------- ----------- -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation....  $138,083    $ 66,157    $115,129    $ 84,780
                                 ========    ========    ========    ========
  Accumulated benefit
   obligation..................  $143,946    $ 71,987    $118,348    $ 91,750
                                 ========    ========    ========    ========
  Projected benefit
   obligation..................  $156,626    $ 72,068    $130,038    $ 93,617
  Plan assets at fair value....   164,038      61,870     132,370      75,520
                                 --------    --------    --------    --------
  Plan assets in excess (less
   than) projected benefit
   obligation..................     7,412     (10,198)      2,332     (18,097)
  Unrecognized prior service
   cost........................     1,302       3,963       1,479       4,145
  Unrecognized net loss........     5,091       2,563       6,016       8,876
  Unrecognized net transition
   (asset) obligation, net of
   amortization................    (3,641)        574      (4,207)        621
                                 --------    --------    --------    --------
  Prepaid (accrued) pension
   expense.....................  $ 10,164    $ (3,098)   $  5,620    $ (4,455)
                                 ========    ========    ========    ========

                                 AMETEK, INC.

  The company provides limited postretirement benefits other than pensions for certain retirees and a small number of employees. Benefits under these arrangements are not significant. The Company also provides limited postemployment benefits for former or inactive employees after employment but before retirement. Those benefits, which are not significant in amount, have always been accounted for on the accrual basis, thereby meeting the current accounting requirement for postemployment benefits.

11. FINANCIAL INSTRUMENTS

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

  Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's floating-rate revolving credit loans. Accordingly, the Company enters into those agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the Company's risk of incurring higher interest costs due to rising interest rates. At December 31, 1996, the Company was party to one interest rate swap agreement with a notional amount of $19.4 million, which decreases by $2.2 million semiannually through the May 1997 termination date. The interest rate cap agreement entitles the Company to receive amounts from counterparties on a quarterly basis if specified market interest rates rise above fixed cap rates. The fair value of both agreements at December 31, 1996 and 1995 was not significant.

  Cross currency and interest rate agreements are in effect to hedge a portion of the Company's net investment in two of its smaller foreign subsidiaries, whereby the Company agreed to swap certain European currencies for an equivalent amount of U.S. dollars totaling $7.1 million. The agreements provide for the Company to make floating interest payments while receiving interest at fixed and floating rates, and capping a portion of floating rate payments. The swap agreements will terminate with settlement of the contracts in 1997. At December 31, 1996 and 1995, the fair value of the swaps was not significant.

  Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in deutsche marks, and in 1996, certain firm purchase commitments denominated in Japanese yen. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers and from the purchase of parts and materials from foreign suppliers respectively, will be adversely affected by changes in exchange rates. At December 31, 1996 and 1995, the notional values of the contracts were $1.1 million and $6.4 million, respectively. The terms of the currency contracts are dependent on the firm commitment and generally do not exceed one year. Deferred gains and losses on the contracts at December 31, 1996 and 1995 were not significant and are recognized in operations as the related sales and purchases occur.

  The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 1996 and 1995 in the accompanying balance sheet.

                                      ASSET (LIABILITY) (IN THOUSANDS)
                                   ------------------------------------------
                                    DECEMBER 31, 1996     DECEMBER 31, 1995
                                   --------------------  --------------------
                                   RECORDED     FAIR     RECORDED     FAIR
                                    AMOUNT      VALUE     AMOUNT      VALUE
                                   ---------  ---------  ---------  ---------
Fixed income and equity
 investments......................    33,933     33,933     30,106     30,106
Short-term borrowings.............   (31,837)   (31,837)   (56,143)   (56,143)
Long-term debt (Including current
 portion).........................  (150,394)  (160,000)  (150,661)  (167,000)

                                 AMETEK, INC.

  The fair values of fixed income and equity investments are based on quoted market prices. The fair value of short-term borrowings is based on the carrying value at year end. The fair value of the Company's long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency contracts, which are not reflected in the financial statements, is based on quoted market prices for comparable contracts, and is not material.

12. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

  Included in other income is interest and other investment income of $4.7 million, $2.4 million, and $5.0 million for 1996, 1995, and 1994, respectively. Income taxes paid in 1996, 1995, and 1994 were $22.9 million, $30.3 million, and $13.6 million, respectively. Cash paid for interest for each of the three years approximated interest expense.

13. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company classifies its operations into three business segments:
Electromechanical, Precision Instruments, and Industrial Materials. The Electromechanical Group produces motor blower systems for manufacturers of floor care appliances and produces fractional horsepower motors and motor blowers for computer, business machine, medical equipment, and high-efficiency heating equipment producers. Sales of fractional horsepower electric motors and blowers represented 43.2% in 1996, 44.4% in 1995, and 43.9% in 1994 of the Company's consolidated net sales.

  The Precision Instruments Group produces aircraft cockpit instruments and displays, in addition to pressure, temperature, flow, and liquid level sensors for aircraft and jet engine manufacturers and for airlines, as well as airborne electronics systems that monitor and record flight and engine data. The Group also produces instruments and complete instrument panels for heavy truck manufacturers and heavy construction vehicles; process monitoring and display systems; combustion gas analysis; moisture and emissions monitoring systems; force and speed measuring instruments; air and noise monitors; pressure and temperature calibrators; and pressure-indicating and digital manometers.

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

                                 AMETEK, INC.

 Business Segment Financial Information

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
NET SALES(/1/)
  Electromechanical.............................. $375,633  $372,038  $340,358
  Precision Instruments..........................  308,737   301,440   280,638
  Industrial Materials...........................  184,291   164,012   153,742
                                                  --------  --------  --------
    Total Consolidated........................... $868,661  $837,490  $774,738
                                                  ========  ========  ========
OPERATING INCOME AND INCOME BEFORE INCOME TAXES:
 Operating income:
  Electromechanical.............................. $ 44,238  $ 48,858  $ 46,203
  Precision Instruments..........................   37,253    34,803    29,189
  Industrial Materials...........................   34,874    27,741    23,251
                                                  --------  --------  --------
    Total segments operating income(/2/).........  116,365   111,402    98,643
  Corporate administrative and other expenses....  (21,307)  (22,104)  (23,351)
                                                  --------  --------  --------
 Consolidated operating income...................   95,058    89,298    75,292
 Interest and other expenses, net................  (16,398)  (20,041)  (17,529)
                                                  --------  --------  --------
 Consolidated income from continuing operations
  before income taxes............................ $ 78,660  $ 69,257  $ 57,763
                                                  ========  ========  ========
IDENTIFIABLE ASSETS
  Electromechanical.............................. $217,793  $196,805  $190,339
  Precision Instruments..........................  166,286   180,837   142,403
  Industrial Materials...........................   83,327    77,222    75,509
                                                  --------  --------  --------
    Total segments...............................  467,406   454,864   408,251
  Corporate and discontinued operations..........   70,509    71,881    85,936
                                                  --------  --------  --------
    Total Consolidated........................... $537,915  $526,745  $494,187
                                                  ========  ========  ========
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT(/3/)
  Electromechanical.............................. $ 27,881  $ 19,891  $ 11,922
  Precision Instruments..........................    7,293    10,417     6,633
  Industrial Materials...........................    6,303     5,567     4,073
                                                  --------  --------  --------
    Total segments...............................   41,477    35,875    22,628
  Corporate......................................      294       583       170
                                                  --------  --------  --------
    Total Consolidated........................... $ 41,771  $ 36,458  $ 22,798
                                                  ========  ========  ========
DEPRECIATION AND AMORTIZATION
  Electromechanical.............................. $ 14,967  $ 13,454  $ 12,430
  Precision Instruments..........................   14,270    15,915    15,253
  Industrial Materials...........................    5,411     4,895     7,636
                                                  --------  --------  --------
    Total segments...............................   34,648    34,264    35,319
  Corporate......................................      258       197       150
                                                  --------  --------  --------
    Total Consolidated........................... $ 34,906  $ 34,461  $ 35,469
                                                  ========  ========  ========

--------
(1) After elimination of intra and intersegment sales, which are not significant in amount. Such sales are generally based on prevailing market prices.
(2) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense.
(3) Includes $.5 million in 1996 and $4.7 million in 1995 from acquired businesses.

                                  AMETEK, INC.

 Geographic Areas

                                                    (IN THOUSANDS)
                                              -------------------------------
                                                1996         1995      1994
                                              --------     --------  --------
NET SALES (based on destination):
  United States.............................. $575,099     $556,236  $537,048
  International (including United States
   exports shown below):
    Europe...................................  189,043      201,179   171,088
    Asia.....................................   48,582       35,160    25,143
    Canada...................................   33,976       30,273    25,031
    Other....................................   21,961       14,642    16,428
                                              --------     --------  --------
  Total International........................  293,562      281,254   237,690
                                              --------     --------  --------
    Total Consolidated....................... $868,661     $837,490  $774,738
                                              ========     ========  ========
INCOME (LOSS) BEFORE INCOME TAXES:
  United States.............................. $107,454     $ 93,047  $ 82,504
  International:
    Europe...................................   10,539       18,514    16,290
    Asia, Canada, and other..................   (1,628)(a)     (159)     (151)
  Corporate administrative and other
   expenses..................................  (21,307)     (22,104)  (23,351)
  Interest and other expenses, net...........  (16,398)     (20,041)  (17,529)
                                              --------     --------  --------
    Total Consolidated....................... $ 78,660     $ 69,257  $ 57,763
                                              ========     ========  ========
IDENTIFIABLE ASSETS
  United States.............................. $333,449     $339,594  $315,242
  International:
    Europe...................................  120,584      107,314    92,907
    Asia, Canada, and other (principally
     Asia)...................................   13,373        7,956       102
  Corporate..................................   70,509       71,881    85,936
                                              --------     --------  --------
    Total Consolidated....................... $537,915     $526,745  $494,187
                                              ========     ========  ========
UNITED STATES EXPORT SALES (reported in
 international sales above)
  Europe..................................... $ 57,966     $ 59,928  $ 50,165
  Asia.......................................   44,326       35,160    25,140
  Canada.....................................   33,974       30,273    25,031
  Other......................................   14,707       13,729    15,869
                                              --------     --------  --------
    Total Consolidated....................... $150,973     $139,090  $116,205
                                              ========     ========  ========

--------
(a) Includes start-up costs for operations in Mexico.

                                 AMETEK, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         --------------------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH      TOTAL
                         QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                         --------    --------    --------    --------    --------
1996
  Net sales............. $227,633    $223,998    $212,763    $204,267    $868,661
  Operating income...... $ 23,474    $ 24,144    $ 23,692    $ 23,748    $ 95,058
  Income from continuing
   operations........... $ 12,216    $ 12,967    $ 12,956    $ 13,051    $ 51,190
  Net income............ $ 12,216    $ 12,967    $ 12,956    $ 13,051    $ 51,190
  Earnings per share:
   Income from
    continuing
    operations.......... $    .37    $    .40    $    .40    $    .40    $   1.57
   Net income........... $    .37    $    .40    $    .40    $    .40    $   1.57
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(a)
   High.................      18 7/8      22 1/4      21 5/8      22 1/4      22 1/4
   Low..................       16         17 3/8      18 1/4      17 3/4       16
1995
  Net sales............. $211,527    $219,111    $204,922    $201,930    $837,490
  Operating income...... $ 21,506    $ 24,470    $ 21,476    $ 21,846    $ 89,298
  Income from continuing
   operations........... $ 10,149    $ 11,929    $ 10,830    $ 10,849    $ 43,757
  Net income............ $ 10,662    $ 22,615    $  8,154(b) $ 10,849    $ 52,280(c)
  Earnings per share:(d)
   Income from
    continuing
    operations.......... $    .30    $    .36    $    .33    $    .33    $   1.31
   Net income........... $    .31    $    .68    $    .25(b) $    .33    $   1.56(c)
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(a)
   High.................      18 5/8      18 1/8      19 1/2      19 1/4      19 1/2
   Low..................      15 3/4      16 1/4      16 1/8      16 5/8      15 3/4

--------
(a) Trading ranges are based on the New York Stock Exchange composite tape.
(b) Includes an extraordinary loss of $2.7 million ($.08 per share) associated with debt agreements.
(c) Includes income from discontinued operations in the first and second quarters of 1995. The second quarter of 1995 also includes a gain on the sale of discontinued operations of $10.4 million ($.32 per share).
(d) The sum of quarterly earnings per share will not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.

15. SUBSEQUENT EVENT

  On February 5, 1997, the Company announced that it had entered into an agreement and Plan of Merger ("the Merger") whereby its water filtration business would be merged with and into Culligan Water Technologies, Inc. ("Culligan") for a total purchase price to Culligan of approximately $155 million. The Company's water filtration business consists of the Plymouth Products Division, a U.S. operation, and three foreign subsidiaries: AMETEK Filters Ltd., a U.K. subsidiary; APIC, S.A., a French subsidiary; and AFIMO, S.A.M., a Monaco subsidiary. For 1996, the water filtration business had approximately $70 million in sales, $12 million in operating income, and total assets of $40 million.

  The purchase price less assumed debt is payable in Culligan common stock valued at $37.50 per share. Following the Merger, Culligan will assume between $25 million and $75 million of the Company's debt. Based

                                 AMETEK, INC.

on the expected assumption of $25 million of the Company's debt, Culligan will distribute 3,466,667 shares of its common stock to AMETEK's shareholders, or
 .11 shares of Culligan stock for each outstanding share of AMETEK common stock (based on shares outstanding as of December 31, 1996).

  The Merger is subject to approval by the shareholders and lenders of the Company and to certain other conditions, including the receipt of an Internal Revenue Service ruling that the Merger and stock distribution qualify as a tax-free reorganization. It is presently expected that it will take from four to six months from the aforementioned date to complete the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Directors of the Registrant

  Directors are elected at the annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified. Information on directors of the Company is shown below:

                                       PRINCIPAL OCCUPATION              DIRECTOR
                                           OR POSITION,                CONTINUOUSLY
    NAME OF DIRECTOR     AGE         OTHER DIRECTORSHIPS(/1/)             SINCE
    ----------------     ---         ------------------------          ------------
Walter E. Blankley++....  61 Chairman of the Board and Chief
                              Executive Officer of the Company since
                              April 1993(/2/)                              1990
Lewis G. Cole*..........  66 Senior Partner, Stroock & Stroock &
                              Lavan LLP, Attorneys                         1987
Helmut N.
 Friedlaender.*.........  83 Private investor                              1955
Sheldon S. Gordon*+++...  61 Chairman of Union Bancaire Privee
                              International, Inc. since May 1996. Mr.
                              Gordon was a General Partner of The
                              Blackstone Group, L.P. from April 1991
                              to May 1995 and a Limited Partner until
                              May 1996. Mr. Gordon is also a director
                              of Anangel-American Shipholdings
                              Limited, and Energy Ventures, Inc.           1989
Charles D. Klein+.++....  58 A Managing Director of American
                              Securities, L.P. and an executive
                              officer of the corporate general
                              partner of several affiliated entities       1980
James R. Malone+........  54 Chairman of the Board of HMI Industries,
                              Inc. since December 1996; Chairman of
                              the Board of Anchor Resolution Corp.
                              (formerly Anchor Glass Container Corp.)
                              from January 1996 to February, 1997;
                              and Chairman of the Board of Intek
                              Capital Corporation since September
                              1990(/3/)                                    1994
David P. Steinmann*.....  55 A Managing Director of American
                              Securities, L.P. and an executive
                              officer of the corporate general
                              partner of several affiliated entities       1993
Elizabeth Rosenwald
 Varet+++...............  53 A Managing Director of American
                              Securities, L.P. and chairman of the
                              corporate general partner of several
                              affiliated entities                          1987

--------
 *  Member of the Audit Committee.
 +  Member of the Compensation Committee.
 .  Member of the Nominating Committee.
 ++ Member of the Executive Committee.
(1) Except as noted, each nominee has held his or her present occupation for a period in excess of five years.
(2) Mr. Blankley has been Chief Executive Officer since April 1990. From April 1990 to April 1993, Mr. Blankley also served as President of the Company. Mr. Blankley is also a Director of AMCAST Industrial Corporation and CDI Corporation.
(3) Mr. Malone was President and Chief Executive Officer of Anchor Glass Container Corporation from May 1993 to January 1996 and was Chairman, President and Chief Executive Officer of Grimes Aerospace Co. from September 1990 to May 1993. Mr. Malone is also a director of Amsouth Bank N.A.

 Executive Officers of the Registrant

  Officers are appointed by the Board of Directors to serve for the ensuing year and until their successors have been elected and qualified. Information on executive officers of the Company is shown below:

               NAME                 AGE     PRESENT POSITION WITH THE COMPANY
               ----                 ---     ---------------------------------
Walter E. Blankley.................  61 Chairman of the Board and Chief
                                         Executive Officer
Frank S. Hermance..................  48 President and Chief Operating Officer
John J. Molinelli..................  50 Senior Vice President--Chief Financial
                                         Officer
Albert J. Neupaver.................  46 President of the Electromechanical and
                                         Industrial Materials Groups
Robert W. Chlebek..................  53 President of the Precision Instruments
                                         Group
George E. Marsinek.................  59 Senior Vice President--Electromechanical
                                         Group
Philip A. Goodrich.................  39 Senior Vice President--Corporate
                                         Development
Robert R. Mandos, Jr...............  38 Comptroller
Deirdre D. Saunders................  49 Treasurer and Assistant Secretary
Robert W. Yannarell................  63 Secretary

  WALTER E. BLANKLEY'S employment history with the Company and other directorships currently held are included under the section "Directors and Executive Officers of the Registrant."

  FRANK S. HERMANCE was elected President and Chief Operating Officer on November 21, 1996. He previously had been Executive Vice President--Chief Operating Officer since January 1, 1996 and most recently he served as President of the Precision Instruments Group, a position he was elected to on September 23, 1994. He joined the Company as a Group Vice President in November 1990.

  JOHN J. MOLINELLI was named Senior Vice President--Chief Financial Officer on April 29, 1994. Previously he had served as Vice President and Comptroller of AMETEK since April 1993. He was elected Comptroller in 1991.

  ALBERT J. NEUPAVER was elected President of the Electromechanical Group on January 10, 1997, and was elected President of the Industrial Materials Group on September 23, 1994. Previously he had served as a Group Vice President since May 1994 . He was elected Vice President of AMETEK in 1991 and was General Manager of the Specialty Metal Products Division since 1989.

  ROBERT W. CHLEBEK joined the Company as President of the Precision Instruments Group on March 1, 1997. Prior to joining AMETEK, Mr. Chlebek had been president of Phillips Components North America, a subsidiary of Phillips Electronics, N.V., ("Phillips") since 1993. Previously, he held general management positions with Phillips.

  GEORGE E. MARSINEK became Senior Vice President--Electromechanical Group effective January 10, 1997. For health reasons, he stepped aside from his previous position as President of the Electromechanical Group which he had held since September 23, 1994. He had been a Group Vice President since April 1990.

  PHILIP A. GOODRICH joined the Company as Senior Vice President--Corporate Development on August 28, 1996. Prior to joining AMETEK, Mr. Goodrich had been Vice President of Corporate Development at General Signal Corporation for seven years.

  ROBERT R. MANDOS, JR. was elected Comptroller of the Company effective April 1, 1996. Mr. Mandos's more than 15 years of experience with the Company includes various corporate financial positions and divisional controllership assignments. Most recently he served as Director of Financial Information at the corporate office and previously was Division Vice President--Finance for the multiplant operations of the U. S. Gauge Division.

  DEIRDRE D. SAUNDERS has served as Treasurer and Assistant Secretary since April 1993. Ms. Saunders joined AMETEK in 1987 as Assistant Treasurer.

  ROBERT W. YANNARELL has served as Secretary of the Company since April 1993. Previously he had served as Treasurer and Assistant Secretary since 1987. Mr. Yannarell will retire on April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth certain information for the fiscal year ended December 31 in each of 1996, 1995 and 1994 concerning compensation paid or accrued for the Chairman of the Board and Chief Executive Officer and for the four other most highly compensated executive officers of the Company serving at December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                ANNUAL COMPENSATION                AWARDS
                         --------------------------------- -----------------------
                                                 OTHER     RESTRICTED  SECURITIES
                                                 ANNUAL      STOCK     UNDERLYING   ALL OTHER
        NAME AND              SALARY   BONUS  COMPENSATION   AWARDS   OPTIONS/SARS COMPENSATION
   PRINCIPAL POSITION    YEAR   ($)     ($)       ($)         ($)         (#)        ($)(/1/)
   ------------------    ---- ------- ------- ------------ ---------- ------------ ------------
Walter E. Blankley...... 1996 487,000 440,000     --          --         80,000       2,736
 Chairman of the Board   1995 472,000 400,000     --          --         75,000       1,752
 and Chief Executive Of-
  ficer                  1994 457,500 335,000     --          --        125,000       1,656
Frank S. Hermance....... 1996 300,000 225,000     --          --        100,000       1,776
 President and           1995 228,000 152,000     --          --         30,000       1,332
 Chief Operating Offi-
  cer................... 1994 220,000 125,000     --          --         50,000       1,326
George E.
 Marsinek(/2/).......... 1996 225,000 150,000     --          --         30,000       3,096
 Senior Vice President-- 1995 215,000 165,000     --          --         30,000       1,620
 Electromechanical Group 1994 205,500 150,000     --          --         50,000       1,554
John J. Molinelli....... 1996 200,000 140,000     --          --         30,000       1,872
 Senior Vice President-- 1995 182,500 125,000     --          --         25,000       1,356
 Chief Financial Officer 1994 157,933 100,000     --          --         40,000       1,350
Albert J.
 Neupaver(/2/).......... 1996 197,500 140,000     --          --         25,000       1,680
 President of the
  Electromechanical      1995 180,000 110,000     --          --         25,000       1,302
 and Industrial
  Materials Groups       1994 170,000  75,000     --          --         40,000       1,284

--------
(1) The amounts reported represent the Company's contribution ($1,200 each) to The AMETEK Savings and Investment Plan for each of the individuals listed above and the dollar value of premiums paid by the Company with respect to term life insurance for the benefit of each of the named executive officers.
(2) Refer to page 41 for present position with the Company effective January 10, 1997.

                  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

  The following table provides details regarding stock options granted to the named executive officers in 1996. In addition, the table provides the hypothetical gains or "option spreads" that would result for the respective options based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted through their expiration dates. No stock appreciation rights ("SARs") were granted to the named executive officers in 1996.

                        STOCK OPTION/SAR GRANTS IN 1996

                                                                                                 POTENTIAL
                                                                                            REALIZABLE VALUE AT
                                                                                              ASSUMED ANNUAL
                                                                                              RATES OF STOCK
                                                                                            PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                         FOR OPTION TERM(/2/)
                         ----------------------------------------------------------------- ---------------------
                                               PERCENTAGE OF TOTAL    MARKET
                               NUMBER OF          OPTIONS/SARS        PRICE
                         SECURITIES UNDERLYING     GRANTED TO          AND
                              OPTION/SARS         EMPLOYEES IN       EXERCISE   EXPIRATION
          NAME             GRANTED (#)(/1/)        FISCAL YEAR     PRICE ($/SH)    DATE      5%($)      10%($)
          ----           --------------------- ------------------- ------------ ---------- ---------- ----------
Walter E. Blankley......         80,000               11.35           17.375    04/08/2006    874,164  2,215,302
Frank S. Hermance.......        100,000               14.18           17.375    04/08/2006  1,092,704  2,769,128
George E. Marsinek......         30,000                4.25           17.375    04/08/2006    327,811    830,738
John J. Molinelli.......         30,000                4.25           17.375    04/08/2006    327,811    830,738
Albert J. Neupaver......         25,000                3.55           17.375    04/08/2006    273,176    692,282

--------
(1) The options granted in 1996 to Messrs. Blankley, Hermance, Marsinek, Molinelli, and Neupaver are exercisable after the first anniversary of the date of the grant (April 8, 1996) during each of the four succeeding twelve-month periods only to the extent of twenty-five percent of the total number of shares optioned. In all cases, optioned shares that may have been but were not purchased during any one twelve-month period may be purchased during any one or more succeeding twelve-month periods up to the expiration date of the option. Options generally become fully exercisable in the event of the holder's death, retirement or termination of employment in connection with a change in control.
(2) The amounts represent certain assumed rates of appreciation. Actual gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation reflected in this table will be achieved.

  The following table illustrates stock option and SARs exercised by the named executive officers during 1996 and the aggregate amounts realized by each such officer. In addition, the table shows the aggregate number of unexercised options and SARs that were exercisable and unexercisable as of December 31, 1996, and the values of "in-the-money" stock options and SARs on December 31, 1996, which represent the positive difference between the market price of the Company's Common Stock and the exercise price of such options/SARs.

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                  AND OPTION/SAR VALUES AT DECEMBER 31, 1996

                                                     NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                         OPTIONS/SARS              OPTIONS/SARS
                            SHARES                   AT DECEMBER 31, 1996    AT DECEMBER 31, 1996 ($)
                         ACQUIRED ON     VALUE     ------------------------- -------------------------
   NAME                  EXERCISE (#) REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
   ----                  ------------ ------------ ----------- ------------- ----------- -------------
Walter E. Blankley......    93,750      761,719      201,250      211,250     1,463,281    1,203,750
Frank S. Hermance.......    20,000      151,719       77,500      147,500       611,562      743,750
George E. Marsinek......         0            0       57,500       77,500       417,187      428,750
John J. Molinelli.......     6,000       44,000       63,750       68,750       515,468      373,281
Albert J. Neupaver......    12,000      102,000       53,250       63,750       413,656      350,781

                      DEFINED BENEFIT AND ACTUARIAL PLANS

  The Employees' Retirement Plan of AMETEK, Inc. (the "Retirement Plan") is a noncontributory defined benefit pension plan under which contributions are actuarially determined. The following table sets forth the estimated annual benefits, expressed as a single life annuity, payable upon retirement (assuming normal retirement at age 65) under the Retirement Plan for individuals with the indicated years of service and at the indicated compensation levels (without taking into account statutory restrictions incorporated in the Retirement Plan and described below):

                              PENSION PLAN TABLE

                                            ANNUAL BENEFITS BASED ON
                                 YEARS OF SERVICE AT NORMAL RETIREMENT AGE (1)
  AVERAGE                      -------------------------------------------------
COMPENSATION                      15        20        25        30        35
------------                   --------- --------- --------- --------- ---------
$150,000......................    58,800    62,600    66,500    66,500    66,500
 200,000......................    79,200    84,300    89,400    89,400    89,400
 250,000......................    99,600   106,000   112,400   112,400   112,400
 300,000......................   120,000   127,700   135,300   135,300   135,300
 350,000......................   140,400   149,300   158,300   158,300   158,300
 400,000......................   160,800   171,000   181,200   181,200   181,200
 450,000......................   181,200   192,700   204,200   204,200   204,200
 500,000......................   201,600   214,400   227,100   227,100   227,100
 550,000......................   222,000   236,000   250,100   250,100   250,100
 600,000......................   242,400   257,700   273,000   273,000   273,000
 650,000......................   262,800   279,400   296,000   296,000   296,000
 700,000......................   283,200   301,100   318,900   318,900   318,900

--------
(1) Benefit amounts assume a participant reaches age 65 in 1997; for younger participants, the benefit amounts are less than the amounts indicated above.

  The annual compensation taken into account for any plan year is generally equal to the participant's salary and any bonus accrued during the plan year as reported in the Summary Compensation Table. Compensation in excess of certain amounts prescribed by the Secretary of the Treasury ($160,000 for 1997) cannot be taken into account under the Retirement Plan. The individuals named in the Summary Compensation Table are subject to this limitation. However, in accordance with a nonqualified supplemental pension arrangement, the Company has agreed to provide to Mr. Blankley a benefit in an amount equal to the excess of the annual pension benefit that would be payable to him under the terms of the Retirement Plan in the absence of statutory restrictions over the amount actually payable under the Retirement Plan. The benefit is limited to the projected excess payable at age 65 determined as of May 21, 1991. Pursuant to an agreement entered into with Mr. Blankley, a restricted stock award has been granted under the 1991 Stock Incentive Plan of AMETEK, Inc. for a number of shares of the Company's Common Stock having a fair market value on the date of grant equal to 50% of the present value of the projected benefit under the supplemental pension arrangement; the remaining portion of the benefit will be payable in cash, directly out of the Company's general assets. At December 31, 1996, the executives named in the Summary Compensation Table had the following years of credited service under the Retirement Plan: Mr. Blankley--37; Mr. Hermance--6; Mr. Marsinek--32; Mr. Molinelli--28, and
Mr. Neupaver--20.

  In addition, for retirements occurring in 1997, the maximum annual pension benefit payable at normal retirement age is restricted, by law, to the greater of $125,000 or the amount of such benefit determined under the Retirement Plan and prior existing law as of December 31, 1982. The $125,000 limit is adjusted annually by the Secretary of the Treasury to reflect increases in the cost of living.

 Compensation of Directors

  The annual rate of compensation for services as a nonemployee director of the Company was revised effective January 1, 1996, to $35,000 per year plus $2,500 for each meeting attended. Mr. Blankley, the only employee director of the Company in 1996, did not receive any compensation for his services as a director.

  Pursuant to a Retirement Plan for Directors (the "Directors Plan"), the Company has agreed to provide retirement benefits and death benefits to those directors who have not accrued benefits under the Employees' Retirement Plan of AMETEK, Inc. and who have completed at least three years of service as a director or officer of the Company. Effective January 1, 1997, the Directors Plan was amended to limit participation to those Directors who became members of the Board of Directors prior to January 1, 1997. The retirement benefit payable under the Directors Plan is an annual amount equal to 100% of the highest annual rate of compensation for directors during the director's period of service on the Board of Directors; however, the benefit is reduced proportionately if the participant has less than five years of service. The Company shall satisfy its obligations arising under the Directors Plan exclusively from its general assets. All of the current directors other than Mr. Blankley are participants in the Directors Plan and each of these participants, other than Messrs. Malone and Steinmann, has accrued an annual retirement benefit of $50,000. Mr. Steinmann has accrued an annual retirement benefit of $30,000, and Mr. Malone has not yet accrued any benefit under the Directors Plan.

  Pursuant to a Death Benefit Program for Directors (the "Directors Program"), the Company has entered into individual agreements with certain directors. The agreements require the Company to pay death benefits to directors' designated beneficiaries and to pay benefits to the directors under certain circumstances. The Directors Program currently provides for a benefit, payable for ten years, in an annual amount equal to 100% of the highest annual rate of compensation during the director's period of service on the Board of Directors, commencing at death or the later of age 70 or retirement; however, with respect to directors who became participants after January 1, 1989, the directors must complete at least five years of service as a director before they become eligible to receive a benefit upon the later of age 70 or retirement. Active directors also have a group term life insurance benefit of $50,000. To fund benefits under the Directors Program, the Company has purchased individual life insurance policies on the lives of certain of the covered directors. The Company retains the right to terminate any or all of the Directors Program agreements under certain circumstances. All of the current directors other than Mr. Blankley are participants in the Directors Program.

 Employment Contracts and Termination, Severance and Change-In-Control Arrangements

  Pursuant to an agreement with the Company, Mr. Blankley will be entitled to a severance benefit in the event that his employment is terminated either by the Company without cause or by Mr. Blankley for good reason within 18 months after a Change-In-Control (as defined below), in an amount equal to 2.99 times his average taxable compensation (as defined under Section 280G of the Internal Revenue Code of 1986, as amended ("the Code")) from the Company during the five preceding taxable years. The benefit is subject to reduction, if necessary, to prevent any "excess parachute payment" within the meaning of
Section 280G of the Code. For purposes of the agreement, a "Change-In-Control" means the acquisition of 30% or more of the voting stock of the Company by any party other than the Company (or its affiliates), or a change in the members of the Board of Directors, within any two-year period, such that the members at the beginning of the period cease to constitute a majority (unless the change is approved by two-thirds of those who are members at the beginning of the period). Assuming that a Change-In-Control, followed by a termination of employment, occurred on January 31, 1997, $2,629,030 would be payable to Mr. Blankley pursuant to the agreement.

  Pursuant to a Supplemental Senior Executive Death Benefit Program (the "Program"), the Company has entered into individual agreements with certain executives. The agreements require the Company to pay death benefits to their designated beneficiaries and to pay benefits to the executives under certain circumstances. If a covered executive dies before retirement or before age 65 while on disability retirement, the executive's beneficiary will receive monthly payments from the date of the executive's death until the date he or she would have attained age 80, but not less than for 15 years (the 15-year minimum guarantee does not apply to executives whose inclusion in the Program is approved after December 31, 1986). The specified dollar amount of the payments is determined on the basis of the executive's salary and age. In addition, the standard death benefit payable for participants in the Program from the Company's group term life insurance policy was revised effective January 1, 1996, to two times the executive's annual salary, limited to $200,000. If a covered executive retires, or reaches age 65 while on disability retirement, the Program provides for an annual benefit of one-tenth of an amount equal to the lesser of (a) twice the executive's average annual base salary for the last five full years of service, rounded off to the next highest multiple of $50,000 or (b) a maximum amount specified in the agreement. The highest maximum amount specified in the existing agreements is $1,000,000. The benefit is payable monthly over a period of 10 years to the executive or the executive's beneficiary. The payments will commence for retirees at age 70 or death, whichever is earlier. However, if the executive retires after age 70, the payments commence on retirement.

  To fund benefits under the Program, the Company has purchased individual life insurance policies on the lives of certain of the covered executives. The Company retains the right to terminate all of the Program agreements under certain circumstances. Messrs. Blankley, Hermance, Marsinek, Molinelli, and Neupaver are participants in the Program.

 Compensation Committee Interlocks and Insider Participation

  Sheldon S. Gordon, Charles D. Klein, James R. Malone and Elizabeth R. Varet constitute the Compensation Committee. Mr. Klein and Ms. Varet are managing directors of American Securities, L.P., an investment banking firm.

  The law firm of Stroock & Stroock & Lavan LLP, of which Mr. Cole is a member, rendered during 1996 and continues to render services as General Counsel to the Company and its subsidiaries. For 1996, Stroock & Stroock & Lavan LLP received $438,000 for such services. The investment banking firm of American Securities, L.P., and affiliates of American Securities, L.P., including Oak Hall Capital Advisors, L.P., rendered during 1996 and continue to render financial advisory, investment management and other services to the Company. For 1996, American Securities, L.P. and its affiliates received $907,088 in the aggregate for such services. American Securities, L.P. is owned indirectly, through family trusts of which Ms. Varet and Mr. Cole are cotrustees, by Ms. Varet and members of her family.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Stock Ownership

  The following table sets forth the number of shares of Common Stock of the Company beneficially owned at January 31, 1997, by each director, by each of the executive officers included in the Summary Compensation Table, and by all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock so owned by each such person and such group.

                                       AMOUNT AND NATURE OF
                                     BENEFICIAL OWNERSHIP(/1/)
                                        (NUMBER OF SHARES)
                           ---------------------------------------------
                           SOLE VOTING   SHARED
                               AND     VOTING OR
                           INVESTMENT  INVESTMENT   RIGHT TO             PERCENTAGE
          NAME             POWER(/2/)  POWER(/3/) ACQUIRE(/4/)   TOTAL    OF CLASS
          ----             ----------- ---------- ------------ --------- ----------
Walter E. Blankley.......     84,952      48,567    178,750      312,269      *
Lewis G.
 Cole/(5)//(11)/.........     10,000     514,588        --       524,588    1.6%
Helmut N.
 Friedlaender/(6)/.......     48,500      30,400        --        78,900      *
Sheldon S. Gordon........     30,000         --         --        30,000      *
Frank S. Hermance........     20,000         --      77,500       97,500      *
Charles D.
 Klein/(7)//(11)/........     50,000       6,600        --        56,600      *
James R. Malone/(8)/.....     20,000         --         --        20,000      *
George E. Marsinek.......      5,218         --      57,500       62,718      *
John J. Molinelli........     22,892         --      63,750       86,642      *
Albert J. Neupaver.......      9,840         --      53,250       63,090      *
David P.
 Steinmann/(9)//(11)/.....    34,700      94,264        --       128,964      *
Elizabeth Rosenwald
 Varet/(10)//(11)/.......     65,800   1,071,808        --     1,137,608    3.5%
All directors and
 executive officers as a
 group, consisting of 16
 persons, including
 individuals named
 above/(11)/.............    425,314   1,162,319    463,575    2,051,208    6.3%

--------
* Represents less than 1% of the outstanding shares of Common Stock of the Company.
(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership disclosed consists of sole voting and investment power.
(2) Reported in this column are shares (including certain restricted shares) with respect to which directors and officers have sole voting and investment power.
(3) Reported in this column are other shares with respect to which directors and officers have or share voting and/or investment power, including shares directly owned by certain relatives with whom they are presumed to share voting and/or investment power; however, beneficial ownership may be disclaimed. Although shared beneficial ownership is included in each of the individual totals, these shares are reported only once in the total for all directors and executive officers as a group.
(4) Reported in this column are shares that executive officers have a present right to acquire or are acquirable within 60 days of January 31, 1997, through the exercise of stock options awarded under AMETEK, Inc. Stock Option Plans.
(5) Mr. Cole has shared voting and investment power with respect to 514,588 shares, as to 4,000 shares of which such power is shared with Messrs. Klein and Steinmann and others, and as to 510,588 shares of which such power is shared with Ms. Varet and others.
(6) Mr. Friedlaender has shared voting and investment power with respect to 30,400 shares. Of these, 15,200 shares are owned by a trust of which Mr. Friedlaender is a trustee; Mr. Friedlaender disclaims beneficial ownership of such shares.
(7) Mr. Klein has shared voting and investment power with respect to 6,600 shares, as to 4,000 shares of which such power is shared with Messrs. Cole and Steinmann and others and as to 2,600 shares of which such power is shared with Mr. Steinmann and others.
(8) Includes 6,667 shares held pursuant to a restricted stock award under the 1991 Stock Incentive Plan.
(9) Mr. Steinmann has shared voting and investment power with respect to 94,264 shares, as to 82,720 shares of which such power is shared with Ms. Varet and others, as to 2,600 shares of which such power is shared with Mr. Klein and others, as to 4,944 shares of which such power is shared with others and as to 4,000 shares of which such power is shared with Messrs. Cole, and Klein and others.
(10) Includes 10,000 shares owned by a trust of which Ms. Varet's husband is a beneficiary and as to which Ms. Varet disclaims any beneficial ownership. Ms. Varet has shared voting and investment power with respect to 1,061,808 shares, as to 510,588 shares of which such power is shared with Mr. Cole and others as to 468,500 shares of which such power is shared with others, and as to 82,720 shares of which such power is shared with Mr. Steinmann and others.
(11) Mr. Steinmann is an executive officer and director and Mr. Klein is a portfolio manager of Oak Hall Capital Advisors, L.P., an investment manager of (i) the AMETEK, Inc. Employees' Master Retirement Trust, which holds among its assets 571,400 shares, and (ii) AMETEK Foundation, Inc., which holds among its assets 55,800 shares; none of these shares has been included in the above table. Oak Hall Capital Advisors, L.P. is an affiliate of American Securities, L.P.

  The following table sets forth the only entities known to the Company to be beneficial owners of more than five percent of the outstanding Common Stock of the Company:

  NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                  PERCENTAGE
    BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                   OF CLASS
  -------------------                    --------------------                  ----------
FMR Corp.                 Sole dispositive, but no voting
82 Devonshire Street       power for(/1/)...................  3,982,100 shares    12.4%
Boston, MA 02109-3614
                          Sole voting and dispositive
                           power for........................     76,200
                                                            -----------
                            TOTAL(/1/)......................  4,058,300 shares
                                                            ===========

Gabelli Asset Management  Sole voting and dispositive
 Company                   power for........................      2,500 shares
International Advisory
 Services Ltd.
c/o Appleby, Spurling &
 Kempe
Cedar House, 41 Cedar
 Avenue
Hamilton HM12, Bermuda
Gabelli Funds, Inc.       Sole voting and dispositive
One Corporate Center       power for........................    774,700 shares
Rye, NY 10580-1434
GAMCO Investors, Inc.     Sole voting power for 3,495,900
One Corporate Center       shares but sole dispositive power
Rye, NY 10580-1434         for..............................  3,790,900 shares
                                                              ---------
                             TOTAL(/2/).....................  4,568,100 shares    14.0%
                                                              =========


--------
(1) Based on Schedule 13(G) filed on February 14, 1997.
(2) Based on Schedule 13(D) filed on January 16, 1996, Mr. Mario J. Gabelli is deemed to have beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the disclosure provided under Compensation Committee Interlocks and Insider Participation on page 46.

 Indebtedness of Management

  Subsequent to December 31, 1996, an interest-free $500,000 loan was made to Philip A. Goodrich, Senior Vice President--Corporate Development as an equity advance to purchase a home near the Corporate Office in Paoli, Pennsylvania as part of his relocation arrangements. This loan is currently outstanding and is similar to others granted to relocated employees under the Company's Relocation Policy. Such a loan is usually settled immediately upon sale of a relocated employee's former residence.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

    1. and 2.

      Financial statements and schedules are shown in the index and other information on page 19 of this report.

    3. Exhibits

      Exhibits are shown in the index on page 51 of this report.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, INC.

Dated: March 7, 1997
                                          By      /s/ Walter E. Blankley
                                             ----------------------------------
                                              WALTER E. BLANKLEY, CHAIRMAN OF
                                               THE BOARD AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

       /s/ Walter E. Blankley          Chairman of the          March 7, 1997
-------------------------------------
         WALTER E. BLANKLEY             Board and Chief
                                        Executive Officer
                                        (Principal
                                        Executive Officer)

        /s/ Frank S. Hermance          President and Chief      March 7, 1997
-------------------------------------
          FRANK S. HERMANCE             Operating Officer


        /s/ John J. Molinelli          Senior Vice              March 7, 1997
-------------------------------------
          JOHN J. MOLINELLI             President-- Chief
                                        Financial Officer
                                        (Principal
                                        Financial Officer)

      /s/ Robert R. Mandos, Jr.        Comptroller (Principal   March 7, 1997
-------------------------------------
        ROBERT R. MANDOS, JR.           Accounting Officer)

          /s/ Lewis G. Cole            Director                 March 7, 1997
-------------------------------------
            LEWIS G. COLE

     /s/ Helmut N. Friedlaender        Director                 March 7, 1997
-------------------------------------
       HELMUT N. FRIEDLAENDER

        /s/ Sheldon S. Gordon          Director                 March 7, 1997
-------------------------------------
          SHELDON S. GORDON

        /s/ Charles D. Klein           Director                 March 7, 1997
-------------------------------------
          CHARLES D. KLEIN

         /s/ James R. Malone           Director                 March 7, 1997
-------------------------------------
           JAMES R. MALONE

       /s/ David P. Steinmann          Director                 March 7, 1997
-------------------------------------
         DAVID P. STEINMANN

       /s/ Elizabeth R. Varet          Director                 March 7, 1997
-------------------------------------
         ELIZABETH R. VARET

                               INDEX TO EXHIBITS
                                 ITEM 14(A) 3)

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
   3.1   Composite Certificate of Incorporation of        Exhibit 3 to June 30,
         AMETEK, Inc.,                                    1994 10-Q, SEC File No.
         as amended to and including April 26, 1994.      1-168.
   3.2   By-laws of the Company.                          Exhibit (3)b) to 1987
                                                          10-K, SEC File No. 1-
                                                          168.
   4.1   Rights Agreement, dated July 26, 1989, between   Exhibit 4 to Form 8-K
         the                                              dated July 28, 1989, SEC
         Company and the Chase Manhattan Bank, N.A.       File No. 1-168.
         (the "Rights Agreement").
   4.2   Amendment No. 1 to the Rights Agreement.         Exhibit 4.5 to 1992 10-
                                                          K, SEC File No. 1-168.
   4.3   Certificate of Designation, Preferences and      Exhibit (4b) to June 30,
         Rights of                                        1989 10-Q, SEC File No.
         Series A Junior Participating Preferred Stock.   1-168.
   4.4   Indenture dated as of March 15, 1994 between the Exhibit 4 to March 31,
         Company and Corestates Bank N.A., as Trustee,    1994 10-Q, SEC File No.
         relating to the Company's 9 3/4% Senior Notes    1-168.
         due 2004.
   4.5   Credit Agreement among the Company, Various      Exhibit 10.36 to 1993
         Lending                                          10-K.
         Institutions, Bank of Montreal, Corestates Bank,
         N.A.,
         and PNC Bank, National Association, as Co-
         Agents,
         and the Chase Manhattan Bank, N.A., as
         Administrative
         Agent (the "Credit Agreement").
   4.6   First Amendment to the Credit Agreement.         Exhibit 10 to March 31,
                                                          1994 10-Q.
   4.7   Second Amendment to the Credit Agreement.        Exhibit 10 to September
                                                          30, 1994 10-Q, SEC File
                                                          No.
                                                          1-168.
   4.8   Third Amendment to the Credit Agreement.         Exhibit 4 to March
                                                          31,1995 10-Q, SEC File
                                                          No. 1-168.
   4.9   Fourth Amendment to the Credit Agreement.        Exhibit 4.1 to March 31,
                                                          1995 10-Q, SEC File No.
                                                          1-168.
   4.10  Credit Agreement dated August 2, 1995, among the Exhibit 4 to September
         Company, Various Lending Institutions, Bank of   30, 1995 10-Q, SEC File
         Montreal, Corestates Bank, N.A., and PNC Bank,   No.
         National Association, as Co-Agents, and The      1-168.
         Chase
         Manhattan Bank, N.A., as Administrative Agent.
   4.11  First Amendment to Credit Agreement dated        Exhibit 4.1 to September
         August 22, 1995.                                 30, 1995 10-Q, SEC File
                                                          No.
                                                          1-168.
   4.12  Credit Agreement dated August 2, 1995, amended   Exhibit 4 to September
         and restated as of September 12, 1996.           30, 1996 10-Q, SEC File
                                                          No.
                                                          1-168.

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
  10.1   The 1991 Stock Incentive Plan of AMETEK, Inc.    Annex A to 1991 Proxy
         (the "1991 Plan").*                              Statement, SEC File No.
                                                          1-168.
  10.2   Amendment No. 1 to the 1991 Plan.*               Exhibit 10.2 to 1993 10-
                                                          K, SEC File No. 1-168.
  10.3   Amendment No. 2 to the 1991 Plan.*               Exhibit 10.3 to 1994 10-
                                                          K.
  10.4   Amendment No. 3 to the 1991 Plan. *                                             X
  10.5   The 1987 Employees' Non-Qualified Stock Option   Annex B to 1991
         and
         Stock Appreciation Rights Plan (the "1987        Proxy Statement.
         Plan").*
  10.6   Amendment No. 1 to the 1987 Plan.*               Exhibit 10.4 to 1993 10-
                                                          K.
  10.7   Amendment No. 2 to the 1987 Plan. *                                             X
  10.8   The 1983 Employees' Incentive Stock Option Plan  Exhibit 10.5 to 1993 10-
         (the "1983 Plan").*                              K.
  10.9   Amendment No. 1 to the 1983 Plan.*               Exhibit (19)a) to
                                                          September 30, 1987 10-Q,
                                                          SEC File No. 1-168.
  10.10  Amendment No. 2 to the 1983 Plan.*               Exhibit (10)e) to 1987
                                                          10-K.
  10.11  Amendment No. 3 to the 1983 Plan.*               Exhibit (10)h) to 1989
                                                          10-K, SEC File No. 1-
                                                          168.
  10.12  Amendment No. 4 to the 1983 Plan.*               Exhibit 10.9 to 1993 10-
                                                          K.
  10.13  The 1981 Employees' Non-Qualified Stock Option   Exhibit 10.7 to 1991 10-
         and Stock Appreciation Rights Plan (the "1981    K.
         Plan").*
  10.14  Amendment No. 1 to the 1981 Plan.*               Exhibit (10)g) to 1987
                                                          10-K.
  10.15  Amendment No. 2 to the 1981 Plan.*               Exhibit (10)k) to 1989
                                                          10-K.
  10.16  Amendment No. 3 to the 1981 Plan.*               Exhibit (10)i) to 1988
                                                          10-K, SEC File No. 1-
                                                          168.
  10.17  Amendment No. 4 to the 1981 Plan.*               Exhibit 10.14 to 1993
                                                          10-K.
  10.18  Amendment No. 5 to the 1981 Plan.*                                              X
  10.19  Employees' Retirement Plan of AMETEK, Inc., as   Exhibit 10.15 to 1993
         restated January 1, 1989 and amended to December 10-K.
         31,
         1993 (the "Retirement Plan").*
  10.20  Amendment No. 1 to the Retirement Plan.*         Exhibit 10.17 to 1994
                                                          10-K.
  10.21  Amendment No. 2 to the Retirement Plan.*         Exhibit 10.18 to 1994
                                                          10-K.
  10.22  Amendment No. 3 to the Retirement Plan.*         Exhibit 10.19 to 1995
                                                          10-K.
  10.23  Amendment No. 4 to the Retirement Plan.*                                        X
  10.24  Amendment No. 5 to the Retirement Plan.*                                        X
  10.25  AMETEK, Inc. Retirement Plan for Directors,      Exhibit 10.16 to 1993
         dated April 28, 1983 (the "Directors Plan").*    10-K.
  10.26  Amendment to the Directors Plan.*                Exhibit 10.20 to 1994
                                                          10-K.
  10.27  Second Amendment to the Directors Plan.*                                        X

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
  10.28  Third Amendment to the Directors Plan.*          Exhibit (10)v) to 1987
                                                          10-K.
  10.29  AMETEK, Inc. Death Benefit Program for           Exhibit (10)y) to 1987
         Directors,                                       10-K.
         pursuant to which the Company has entered into
         agreements, restated January 1, 1987, with
         certain
         directors and one former director of the Company
         (the "Directors Program").*
  10.30  Amendment No. 1 to the Directors Program.*       Exhibit (10)z) to 1987
                                                          10-K.
  10.31  The AMETEK Savings and Investment Plan, as       Exhibit 10.31 to 1992
         restated                                         10-K.
         and amended to October 1, 1992 (the "Savings
         Plan").*
  10.32  Amendment No. 1 to the Savings Plan.*            Exhibit 10.23 to 1993
                                                          10-K.
  10.33  Amendment No. 2 to the Savings Plan.*            Exhibit 10.27 to 1994
                                                          10-K.
  10.34  Amendment No. 3 to the Savings Plan.*            Exhibit 10.28 to 1994
                                                          10-K.
  10.35  Amendment No. 4 to the Savings Plan.*            Exhibit 10.29 to 1994
                                                          10-K.
  10.36  Amendment No. 5 to the Savings Plan.*            Exhibit 10.30 to 1994
                                                          10-K.
  10.37  Amendment No. 6 to the Savings Plan.*            Exhibit 10.32 to 1995
                                                          10-K.
  10.38  Amendment No. 7 to the Savings Plan.*            Exhibit 10.33 to 1995
                                                          10-K.
  10.39  The AMETEK Savings and Investment Plan, as                                      X
         restated
         and amended to January 1, 1997 (the "Savings
         Plan").*
  10.40  Reorganization and Distribution Agreement by and Exhibit (2) to Form 8-K
         between the Company and Ketema, Inc. (the        dated November 30, 1988,
         "Reorganization and Distribution Agreement").    SEC File No. 1-168.
  10.41  Agreements between the Company and Ketema, Inc.  Exhibit 10.56 to 1991
         amending certain provisions of the               10-K.
         Reorganization
         and Distribution Agreement.
  10.42  Benefits Agreement by and between the Company    Exhibit (10)ss) to 1988
         and                                              10-K.
         Ketema, Inc.
  10.43  Tax Agreement by and between the Company         Exhibit (10)tt) to 1988
         and Ketema, Inc.                                 10-K.
  10.44  Support Services Agreement by and between the    Exhibit (10)uu) to 1988
         Company and Ketema, Inc.                         10-K.
  10.45  Form of Severance Benefit Agreement between the  Exhibit (10)ww) to 1989
         Company and certain executives of the Company.*  10-K.
  10.46  Form of Restricted Stock Agreement between the   Exhibit 10.59 to 1991
         Company and certain directors of the Company,    10-K.
         dated
         as of February 27, 1991.*
  10.47  Form of Restricted Stock Agreement between the   Exhibit 10.60 to 1991
         Company and certain executives of the Company,   10-K.
         dated as of May 21, 1991.*
  10.48  Form of Supplemental Retirement Benefit          Exhibit 10.61 to 1991
         Agreement                                        10-K.
         between the Company and certain executives of
         the
         Company, dated as of May 21, 1991.*

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
  10.49  Supplemental Senior Executive Death Benefit      Exhibit 10.41 to 1992
         Plan, effective as of January 1, 1992            10-K.
         (the "Senior Executive Plan").*
  10.50  Amendment No. 1 to the Senior Executive Plan.*   Exhibit 10.42 to 1992
                                                          10-K.
  10.51  Senior Executive Split Dollar Death Benefit      Exhibit 10.43 to 1992
         Plan, dated as of December 15, 1992.*            10-K.
  10.52  The 1995 Stock Incentive Plan of Ametek, Inc.    Annex A to 1995 Proxy
         (the "1995 Plan").*                              Statement.
  10.53  Amendment No. 1 to the 1995 Plan.*               Exhibit 10 to June 30,
                                                          1995 10-Q, SEC File No.
                                                          1-168.
  10.54  Amendment No. 2 to the 1995 Plan.*                                              X
  10.55  Amendment No. 3 to the 1995 Plan.*                                              X
  12     Statement regarding computation of ratio of                                     X
         earnings to fixed charges.
  21     Subsidiaries of the Registrant.                                                 X
  23     Consent of Independent Auditors.                                                X
  27     Financial Data Schedule.                                                        X
  99     Letter to the holders of the Company's Common    Exhibit (21) to June 30,
         Stock, dated July 31, 1989 (including            1989 10-Q.
         Summary of Rights).

--------
* Management contract or compensatory plan required to be filed pursuant to
Item 601 of Regulation S-K.