Form 10-Q
period 1997-03-31
AMETEK INC
filed 1997-05-14
CIK 6082

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------


(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    March 31, 1997
                               ------------------------------------------------

                                  OR

  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number 1-168

                                 AMETEK, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    13-4923320
------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                  Station Square, Paoli, Pennsylvania   19301
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
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

    Common Stock, $.01 par value, outstanding at April 30, 1997 was 32,763,450 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)


                                                     Three months ended March 31,
                                                   -------------------------------
                                                       1997               1996
                                                   ------------       ------------
Net sales                                              $221,176           $227,633
                                                   ------------       ------------

Expenses:
  Cost of sales (excluding depreciation)                169,456            177,213
  Selling, general & administrative                      19,651             19,914
  Depreciation                                            7,022              7,032
                                                   ------------       ------------
    Total expenses                                      196,129            204,159
                                                   ------------       ------------

Operating income                                         25,047             23,474

Other income (expenses):
  Interest expense                                       (4,511)            (4,837)
  Other, net                                              1,105                544
                                                   ------------       ------------

Income before income taxes                               21,641             19,181
Provision for income taxes                                7,975              6,965
                                                   ------------       ------------

Net income                                              $13,666            $12,216
                                                   ============       ============


Earnings per share                                        $0.42              $0.37
                                                   ============       ============

Cash dividends paid per share                             $0.06              $0.06
                                                   ============       ============

Average common shares outstanding                    32,739,097         32,783,106
                                                   ============       ============



                         See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------
                            (Dollars in thousands)


                                                               March 31,     December 31,
                                                                  1997           1996
                                                              -----------    ------------
                                                              (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                      $2,841          $3,051
    Marketable securities                                           7,702           6,441
    Receivables, less allowance for possible losses               140,178         126,212
    Inventories                                                    93,257          94,413
    Deferred income taxes                                          11,023          11,086
    Other current assets                                            7,142           5,769
                                                              -----------    ------------
        Total current assets                                      262,143         246,972
                                                              -----------    ------------

Property, plant and equipment                                     447,213         448,597
    Less accumulated depreciation                                (259,073)       (256,241)
                                                              -----------    ------------
                                                                  188,140         192,356
                                                              -----------    ------------

Intangibles, investments and other assets                          94,878          98,587
                                                              -----------    ------------
        Total assets                                             $545,161        $537,915
                                                              ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                   $41,629         $31,898
    Accounts payable                                               74,761          77,994
    Accruals                                                       71,068          76,079
                                                              -----------    ------------
        Total current liabilities                                 187,458         185,971

Long-term debt                                                    150,270         150,333

Deferred income taxes                                              34,055          35,099

Other long-term liabilities                                        36,965          37,014

Stockholders' equity                                              136,413         129,498
                                                              -----------    ------------
        Total liabilities and stockholders' equity               $545,161        $537,915
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

                                 AMETEK, INC.
                                 ------------

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                         Three months ended March 31,
                                                                        -----------------------------
                                                                             1997            1996
                                                                        -------------   -------------
Cash provided by (used for):

Operating activities:
  Net income                                                                 $13,666         $12,216
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                              8,954           9,065
    Deferred income taxes                                                        166            (559)
    Net change in operating working capital                                  (23,942)        (21,255)
    Other                                                                       (145)         (1,423)
                                                                        -------------   -------------
      Total operating activities                                              (1,301)         (1,956)
                                                                        -------------   -------------
Investing activities:
  Additions to property, plant and equipment                                  (7,320)         (6,391)
  Increase in marketable securities                                           (1,256)         (1,149)
                                                                        -------------   -------------
      Total investing activities                                              (8,576)         (7,540)
                                                                        -------------   -------------
Financing activities:
  Net change in short-term borrowings                                         10,910          12,025
  Repurchases of common stock                                                      -          (5,284)
  Cash dividends paid                                                         (1,966)         (1,976)
  Proceeds from stock options                                                    723           1,005
                                                                        -------------   -------------
      Total financing activities                                               9,667           5,770
                                                                        -------------   -------------

Decrease in cash and cash equivalents                                           (210)         (3,726)

Cash and cash equivalents:
  As of January 1                                                              3,051           7,011
                                                                        -------------   -------------
  As of March 31                                                              $2,841          $3,285
                                                                        =============   =============

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1997
                                --------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
------   --------------------------------

    The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1997 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1997 and 1996 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1996 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share
------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the first quarter of 1997 or 1996 if it were assumed that all outstanding stock options were exercised.


Note 3 - Inventories
------   -----------

    The estimated components of inventory stated at lower of LIFO cost or market are:


                                            In thousands
                                      -----------------------
                                      March 31,  December 31,
                                       1997         1996
                                      ---------  ------------
                                     (Unaudited)
Finished goods and parts               $27,397       $28,565
Work in process                         21,358        18,829
Raw materials and purchased parts       44,502        47,019
                                       -------       -------
                                       $93,257       $94,413
                                       =======       =======

Note 4 - New Accounting Standards
------   ------------------------

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 96-1, Environmental Remediation Liabilities. The SOP provides authoritative guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company adopted this SOP as required for its fiscal year beginning January 1, 1997. Adoption of the SOP had no effect on the Company's results of operations, financial position, or cash flows.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1997
                                --------------
                                  (Unaudited)



Note 4 - New Accounting Standards (con't.)
------   ---------------------------------

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted December 31, 1997. At that time, the Company will be required to change the method currently used in computing earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of this change will not affect the calculation of basic earnings per share, and the impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

Note 5 - Subsequent Event
------   ----------------

    On April 17, 1997, the Company announced it had signed a definitive agreement to acquire the Test & Measurement Products businesses of Technitrol, Inc., for $34 million in cash. Closing of the acquisition of the two subsidiaries (John Chatillon & Sons, Inc., and Lloyd Instruments, Ltd.), which is expected by the end of June 1997, is subject to regulatory approval and certain other requirements. These businesses had annual sales of approximately $30 million, and they manufacture a comprehensive line of measurement and testing devices, including gauges, electronic instruments and test stands, and analytical software and support services. Upon consummation, this acquisition will be accounted for by the purchase method and the results of their operations will be included in the Company's consolidated results from the closing date.

                                  AMETEK, INC.
                                  ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

  The following table sets forth sales and operating income by business segment:

                                      Three months ended March 31,
                                      ----------------------------
                                        1997                 1996
                                        ----                 ----
     Net sales                            (Dollars in thousands)
     ---------
     Electromechanical              $ 94,017             $ 98,137
     Precision Instruments            81,695               79,615
     Industrial Materials             45,464               49,881
                                    --------             --------
       Total Consolidated           $221,176             $227,633
                                    ========             ========

     Operating income
     ----------------

     Electromechanical              $ 11,923             $ 11,980
     Precision Instruments            10,800                8,736
     Industrial Materials              7,518                9,392
                                    --------             --------
       Total Segments                 30,241               30,108
     Corporate and other              (5,194)              (6,634)
                                    --------             --------
       Total Consolidated           $ 25,047             $ 23,474
                                    ========             ========

     Operations for the first quarter of 1997 compared to the first quarter of
     -------------------------------------------------------------------------
     1996
     ----

     Sales for the first quarter of 1997 were $221.2 million, a decrease of $6.5 million or 2.8% compared with the first quarter of 1996. The decrease was due to lower sales of specialty metals, where a depressed clad metal market resulted in a decline when measured against strong results in the prior year's first quarter. In addition, sales of electric motors were lower, primarily due to softness in domestic floor care markets. These reductions were partly offset by a sales increase of precision instruments, mostly due to higher sales of aerospace instruments.

     Segment operating income for the first quarter of 1997 was $30.2 million, and was essentially unchanged from the first quarter of 1996. Segment operating income as a percentage of sales increased to 13.7% of sales in the current first quarter from 13.2% of sales in the first quarter of 1996, these operating improvements were primarily from the Company's aerospace operations, and better performance by the Company's Italian motor operations. Corporate and other expenses decreased by $1.4 million to $5.2 million in the current first quarter, due to lower overall administrative expenses. These improvements resulted in total operating income of $25.0 million in the first quarter of 1997, an increase of $1.6 million or 6.7% from the same quarter of 1996.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

     Interest and other expenses, net were $3.4 million in the first quarter of 1997, a decrease of $.9 million or 20.7% from the same quarter of 1996, primarily due to higher investment income from the Company's captive insurance subsidiary.

     As a result of the above items, net income for the first quarter of 1997 was $13.7 million, or $.42 per share, compared with $12.2 million or $.37 per share in the first quarter of 1996, an income increase of $1.5 million or 11.9%.

          Electromechanical Group sales totaled $94.0 million in the first
          -----------------------
          quarter of 1997, a decrease of $4.1 million or 4.2% from the same quarter of 1996. Domestic sales of floor care products primarily accounted for the decrease, due to certain Original Equipment Manufacturer (OEM) customers' inventory adjustments, and a shift in market share relative to their competitors. Partly offsetting the overall sales decrease was higher European sales by the Group's Italian motor operations, despite the negative effects from the strengthening U.S. dollar against the Italian lire. The higher European sales reflected both sales to new customers and new initiatives with existing customers. Higher U.S. exports, primarily to the growing Asian floor care market, also helped to offset the overall sales decrease.

          Operating profit of this Group was $11.9 million for the first quarter of 1997, essentially unchanged from the same quarter of 1996 despite the lower Group sales. Profit margins increased to 12.7% of sales in the current first quarter from 12.2% of sales a year ago. Improved operating efficiencies and lower material costs in the Italian motor operations benefited the Group. Also, strong domestic margins remained essentially unchanged from a year ago.


          New market penetration and market expansion strategies for the Electromechanical Group are continuing, as initial manufacturing operations began in Shanghai, Peoples' Republic of China in March 1997, and production activities are expanding in the Group's new Reynosa, Mexico plant. In addition, a previously announced motor production plant in the Czech Republic is scheduled to begin production in mid-1997. The Group continues to absorb start-up costs associated with these new plants, however, these costs are expected to decline in the latter part of 1997.

          In the Precision Instruments Group, sales were $81.7 million in this
                 ---------------------------
          year's first quarter, up $2.1 million or 2.6% from the same quarter of 1996. Continued sales growth of aerospace instruments was the primary factor in the sales increase, due to the introduction of new products and to higher demand for existing products, as well as a favorable change in product mix. Also contributing to the sales increase was higher sales of heavy-vehicle instruments. These increases were offset somewhat by lower domestic and international sales of process instruments.

                                 AMETEK, INC.
                                 ------------

Results of Operations (cont'd)
---------------------

          Group operating profit for the current first quarter increased significantly by $2.1 million or 23.6% to $10.8 million, partly resulting from the sales increase noted previously. In addition, profit margins of the Group increased to 13.2% in the current first quarter from 11.0% in the first quarter of 1996. The Group's aerospace operations reported significant improvements in operating profit, driven by the favorable impacts of the higher sales volume, an improved product mix, and related operating efficiencies.

          The Industrial Materials Group's first-quarter 1997 sales decreased
              ----------------------------
          $4.4 million or 8.9% to $45.5 million, mostly due to lower sales by the Group's specialty metals business compared with an unusually strong 1996 first quarter. Lower international sales of clad metal products, and a weak metal strip market caused the reductions. First quarter 1997 sales by the Group's water filtration businesses were essentially unchanged from the same quarter of 1996. The previously announced divestiture of the water filtration business is proceeding, including the receipt of one of the necessary regulatory approvals, and is expected to be completed by the end of July, 1997.

          Group operating profit was $7.5 million in the first quarter of 1997, a reduction of $1.9 million or 20% from the first quarter of 1996, primarily resulting from the sales decrease. Profit margins in the first quarter of 1997 decreased to 16.5% from 18.8% a year ago, due to the sales decline and associated changes in product mix.

Financial Condition
-------------------

          Liquidity and Capital Resources
          -------------------------------

          Working capital at March 31, 1997 amounted to $74.7 million, an increase of $13.7 million from December 31, 1996. This was primarily due to an increase in receivables, which is proportionate to the higher sales levels in the first quarter of 1997 relative to the last quarter of 1996. The ratio of current assets to current liabilities at March 31, 1997 was 1.40 to 1, compared to 1.33 to 1 at December 31, 1996.

          Cash used for operating activities in the first quarter of 1997 totaled $1.3 million, compared with cash used of $2.0 million for the same quarter of 1996. Both periods reflect the use of cash to support working capital requirements.

          Cash used for investing activities totaled $8.6 million in the first quarter of 1997, compared with cash used of $7.5 million in the same quarter of 1996, primarily for additions to property, plant and equipment.

                                 AMETEK, INC.
                                 ------------


Financial Condition (cont'd)
-------------------

          Financing activities in the first quarter of 1997 provided cash totaling $9.7 million, compared to cash provided of $5.8 million in the same quarter of 1996. In the 1997 first quarter the Company borrowed $10.9 million, compared with $12.0 million in the 1996 first quarter. In the 1996 quarter, the Company also repurchased 316,000 shares of the Company's common stock at a total cost of $5.3 million.

          As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $1.1 million since December 31, 1996, to $10.5 million at March 31, 1997. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

Risk Factors
------------

          Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1996 Form 10-K as filed with the Securities and Exchange Commission.

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

b) Reports on Form 8-K: For the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 6, 1997, under Item 5, Other Events, to report the announcement of an agreement to merge the Company's water filtration business into Culligan Water Technologies, Inc.

                                  AMETEK, INC.
                                  ------------



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   AMETEK, INC.
                                      ------------------------------------------
                                                   (Registrant)



                                    By   /s/    Robert R. Mandos, Jr.
                                      -----------------------------------------
                                                Robert R. Mandos, Jr.
                                                Comptroller
                                                (Principal Accounting Officer)


May 14, 1997